Form 10-Q
period 2013-09-30
MOTIVATING THE MASSES INC
filed 2013-11-19
CIK 1107796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 333-187554

MOTIVATING THE MASSES, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0410660
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2121 Palomar Airport Road, Suite 300 Carlsbad, California	92011
(Address of Principal Executive Offices)	(Zip Code)

(760) 931-9400

(Registrant's telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

1

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 19, 2013, the issuer had 14,742,900 shares of its common stock issued and outstanding, par value $0.001 per share.

2

MOTIVATING THE MASSES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

MOTIVATING THE MASSES, INC
BALANCE SHEETS
	September 30,	December 31,
	2013	2012
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$378,450	$595,128
Accounts receivable, net	588,514	580,972
Prepaids	11,425	—
Other Receivable	3,000	—
Total Current Assets	981,389	1,176,100

Property and equipment, net	22,496	29,040

Other Assets:
Security deposits	6,429	6,429
Intellectual property	1,836	1,836
Total Other Assets	8,265	8,265

Total Assets	$1,012,150	$1,213,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$32,029	$51,006
Deferred revenue	491,292	406,677
Line of credit	5,606	1,508
Note payable, current portion	—	3,541
Total Current Liabilities	528,927	462,732

Note payable, long term portion	—	5,330

Total Liabilities	528,927	468,062

Stockholders' Equity:
Preferred Stock, $0.001 Par value, 1,000,000 shares authorized,
No shares issued and outstanding	—	—
Common Stock, $0.001 Par value, 75,000,000 shares authorized
14,721,900 and 13,977,900 shares issued and outstanding, respectively	14,722	13,978
Stock subscription receivable	(11,000)	(5,000)
Additional paid in capital	2,099,657	1,778,101
Accumulated deficit	(1,620,156)	(1,041,736)
Total Stockholders' Equity	483,223	745,343

Total Liabilities and Stockholders' Equity	$1,012,150	$1,213,405
The accompanying notes are an integral part of theses unaudited condensed financial statements.

F-1

MOTIVATING THE MASSES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$404,785	$613,290	$1,060,258	$1,419,940
Costs of services	249,656	263,597	644,074	510,391

Gross Margin	155,129	349,693	416,184	909,549

Operating Expenses:
Bad debt	41,889	27,436	56,946	82,309
Consulting	47,253	27,221	219,964	277,730
General and administrative	76,860	92,368	215,771	269,126
Professional fees	12,700	2,000	17,089	6,912
Wages and other compensation	220,758	83,485	485,872	224,042
Total Operating Expenses	399,460	232,510	995,642	860,119

Income (Loss) from Operations	(244,331)	117,183	(579,458)	49,430

Other Income (Expense):
Interest expense	—	(1,018)	(136)	(1,617)
Gain on sale of assets	—	—	1,174	—
Total Other Income (Expense)	—	(1,018)	1,038	(1,617)

Net Income (Loss) Before Income Taxes	(244,331)	116,165	(578,420)	47,813

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(244,331)	$116,165	$(578,420)	$47,813

Net Income (Loss) per Share - Basic and Diluted	$(0.02)	$0.01	$(0.04)	$0.00

Weighted average number of shares
outstanding - Basic and Diluted	14,445,702	14,258,096	14,236,246	12,960,211
The accompanying notes are an integral part of theses unaudited condensed financial statements.
F-2

MOTIVATING THE MASSES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(578,420)	$47,813
Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services	—	—
Depreciation and amortization	9,053	9,207
Gain on sale of property and equipment	(1,174)	—
Changes in Operating Assets and Liabilities
Decrease (Increase) in accounts receivables	114,327	(510,527)
Increase (Decrease) in allowance for doubtful accounts	(121,869)	82,309
Increase in other receivable	(3,000)	—
Increase in security deposits	—	(3,270)
Decrease (Increase) in prepaid expenses	(11,425)	(5,914)
Increase in deferred revenue	84,615	195,668
(Decrease) in accounts payable & accrued expenses	(18,977)	(31,121)
Net Cash Used in Operating Activities	(526,870)	(215,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,924)	(11,699)
Proceeds from sale of property and equipment	8,589	—
Net Cash Used In Investing Activities	(1,335)	(11,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(8,871)	(2,361)
Proceeds from line of credit	70,804	—
Repayments on line of credit	(66,706)	—
Proceeds from issuance of common stock, net of stock subscription
receivable and net of stock offering costs	316,300	665,594
Net Cash Provided by Financing Activities	311,527	663,233

Net (Decrease) Increase in Cash	(216,678)	435,699

Cash at Beginning of Period	595,128	182,523

Cash at End of Period	$378,450	$618,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$136	$1,617
Franchise and Income Taxes	$—	$—

The accompanying notes are an integral part of theses unaudited condensed financial statements.
F-3

MOTIVATING THE MASSES, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Motivating the Masses, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on September 2, 1998. The Company was founded by Lisa S. Nichols for the purpose of providing high quality resources for business coaching, and professional and management development techniques both on the local and national scale.

The Company’s products and services revolve around the personal life coaching program written and developed by their CEO Lisa Nichols. The program sells as a package of books and DVD’s at their local and national training seminars, and on the Company’s website. The Company has contract rights to the sales of the product. The Company, through their CEO and a core team of coaches, also provide training and development programs through local and national seminars, on-site employee training, public and private speaking engagements, and customized life-coaching programs.

In February of 2013, the Company amended its Articles of Incorporation to provide for an increase in its’ authorized share capital. The authorized common stock increased to 75,000,000 shares at a par value of $0.001 per share. (See Note 9)

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

The balance sheet information as of December 31, 2012 was derived from the audited financial statements included in the Company’s Form S-1 filed with Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2012, These interim unaudited condensed financial statements should be read in conjunction with the Company’s most recently audited financial statements and the notes thereto in such above referenced Annual Report on Form S-1.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates include management’s assessments of the carrying value of certain assets, useful lives of assets, and related depreciation and amortization methods applied.

MOTIVATING THE MASSES, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the nine months ended September 30, 2013, and the year ended December 31, 2012, the Company may have had cash deposits that exceeded Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company maintains its cash balances at high quality financial institutions to mitigate this risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company records an allowance for doubtful accounts in accordance with the procedures discussed below. Past-due amounts are written off against the allowance for doubtful accounts when collections are believed to be unlikely and all collection efforts have ceased.

The Company had approximately $43,473 and $235,291 in excess of FDIC insurance limits as of September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013, and December 31, 2012, accounts receivable of $277,764 and $341,909 consists of receivables from sales that were deemed to be deferred revenue, and are for sales to be completed in the year-ended December 31, 2013.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

Fair value of financial instruments

The Company adopted the provisions of FASB ASC 820 (the “Fair Value Topic”) which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.

The Fair Value Topic defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. It also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

A) Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

B) Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

MOTIVATING THE MASSES, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

C) Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques, and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date. An active market for an asset or liability is a market in which transactions for the asset or liability occur with significant frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Example of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that are market participants would use in pricing the asset or liability.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2013 and December 31, 2012.

The Company had no assets and/or liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, respectively, using the market and income approaches.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable related to the products and services sold are recorded at the time revenue is recognized, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of the receivable may not be known for several months after services have been provided and billed.

The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, analyses of current and historical cash collections, and the aging of receivables. Delinquent accounts are written-off when the likelihood for collection is remote and/or when the Company believes collection efforts have been fully exhausted and the Company does not intend to devote any additional efforts in an attempt to collect the receivable. The Company adjusts their allowance for doubtful accounts balance on a quarterly basis.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method over the assets estimated useful life of three (3) years for equipment, (5) years for automobile, and (7) years for furniture and fixtures. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

MOTIVATING THE MASSES, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

Identifiable Intangible Assets

As of September 30, 2013 and December 31, 2012, $1,836, respectively of costs related to acquiring intellectual property have been capitalized. It has been determined that the intellectual property has an indefinite useful life and is not subject to amortization. However, the intellectual property will be reviewed for impairment annually or more frequently if impairment indicators arise.

Impairment of long-lived assets

The Company follows paragraph 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, such as intellectual property, are required to be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company determined that there were no impairments of long-lived assets as of September 30, 2013 and December 31, 2012.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. In addition, the Company records allowances for accounts receivable that are estimated to not be collected.

A portion of the Company’s revenues are from coaching and/or training services provided under contracts that are greater than one month in length. These contracts are billed in total at the onset of the contact period, and to the extent that billings exceed revenue earned, the Company will record such amount as deferred revenue until the revenue is earned. We recognize revenue on these contracts in the period the coaching and/or training services are provided under the contract. Expenses associated with providing the coaching and/or training services are recognized in the period the services are provided which coincides with when the revenue is earned.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

MOTIVATING THE MASSES, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty in income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its assets and/or liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation.  Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718.  FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

Net income (loss)per share

The Company computes basic and diluted earnings per share amounts pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

There were no potentially dilutive shares outstanding as of September 30, 2013 and December 31, 2012, respectively.

MOTIVATING THE MASSES, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.

Recently issued accounting pronouncements

We have decided to take advantage of the exemptions provided to emerging growth companies under the JOBS Act and as a result our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, delay compliance with new or revised accounting standards that have different effective dates for public and private companies until they are made applicable to private companies.

Company management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Reliance on Key Personnel and Consultants

The Company is heavily dependent on the continued active participation of their current executive officers, employees and key personnel. The loss of any of the senior management or key employees could significantly and negatively impact the business until adequate replacements can be identified and put in place.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Accounts receivable	$619,488	$733,816
Less: Allowance for doubtful accounts	(30,974)	(152,844)
	$588,514	$580,972

The Company wrote off $178,815 of uncollectible customer accounts using the allowance method of accounting. This resulted in a reduction of both accounts receivable and allowance for doubtful accounts in the amounts of $178,815. The Company recorded bad debt expense of $56,496 for the nine months ended September 30, 2013 and $109,745 for the year ended December 31, 2012, respectively. The Company records bad debt expense based on a percentage of the ending accounts receivable balance.

MOTIVATING THE MASSES, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

NOTE 4 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at September 30, 2013 and December 31, 2012, consisted of the following:

	September 30, 2013	December 31, 2012
Equipment	$35,868	$25,944
Furniture & Fixtures	15,907	15,907
Automobile	—	15,345
Less: Accumulated Depreciation	(29,279)	(28,156)
Net Fixed Assets	$22,496	$29,040

Depreciation expense

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $9,053 and $9,207, respectively.

NOTE 5 – NOTES PAYABLE

On February 1, 2013, the Company sold the automobile and related note payable to an officer of the Company. On the date of sale, the automobile had a net book value of $7,415 and related note payable balance of $8,589 which resulted in the Company recording a gain on the sale of assets in the amount of $1,174. At September 30, 2013 and December 31, 2012, the balance owed on the note payable was $0 and $8,871, respectively (See Note 8).

NOTE 6 – LINE OF CREDIT

In October of 2012, the Company entered into a revolving line of credit with a financial institution in the amount of $10,000. The line of credit carries an interest rate of 6.00%, and is collateralized by certain assets of the Company. At September 30, 2013 and December 31, 2012, the balance owed was $5,606 and $1,508, respectively.

MOTIVATING THE MASSES, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

NOTE 7 – COMMITMENTS & CONTINGENCIES

Employment Agreement

In January of 1998, the Company executed an “at-will” employment agreement with its CEO, and it may be terminated at any time by the Company. As compensation for services, the CEO will receive an annual base salary of $60,000. In addition, to the base salary, the employee is entitled to receive a 60% commission of all consulting contracts for which the CEO will coach, along with a 10% commission on passive investments introduced by the CEO, and an annual bonus of 10% on the annual net profit of the Company. The agreement also calls for the employee to receive an auto allowance, health benefits, and a telephone allowance. For the year ended December 31, 2012 and 2011, the Company has recorded $216,000 in compensation expense, respectively. (See Note 8)

In February of 2007, the Company executed an employment agreement with its Executive Manager, and be terminated at any time by the Company. As compensation for services, the Manager will receive an annual base salary of $58,000.

In January of 2012, the Company executed an employment agreement with its President, and be terminated at any time by the Company. As compensation for services, the President will receive an annual base salary of $72,000. In addition, to the base salary, the employee is entitled to receive a 15% bonus based on the Company achieving monthly income benchmarks, and a 40% commission on any co-created products. (See Note 8)

Lease

The Company currently occupies office space at 2121 Palomar Airport Road, Carlsbad, California. The Company signed an eleven month sublease agreement starting September 1, 2011 to July 31, 2012 for $3,159 per month. In July of 2012, the Company signed a new three year lease for the same office space starting August 1, 2012, for $3,127 a month for the first year, $5,686 a month for the second year, and $5,844 a month for the third year. Rent expense was $35,437 and $32,917 for the nine months ended September 30, 2013 and 2012, respectively.

Minimum future rental payments under the agreement are as follows:

2013	$17,058
2014	$69,022
2015	$40,908

MOTIVATING THE MASSES, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

NOTE 8 – RELATED PARTY TRANSACTIONS

Sale of Fixed Asset

On February 1, 2013, the Company sold the automobile and related note payable to an officer of the Company. On the date of sale, the automobile had a net book value of $7,415 and related note payable balance of $8,589 which resulted in the Company recording a gain on the sale of assets in the amount of $1,174 (See Note 5).

Employment Agreements

In January of 1998, the Company executed an “at-will” employment agreement with its CEO, and it may be terminated at any time by the Company. As compensation for services, the CEO will receive an annual base salary of $60,000. In addition, to the base salary, the employee is entitled to receive a 60% commission of all consulting contracts for which the CEO will coach, along with a 10% commission on passive investments introduced by the CEO, and an annual bonus of 10% on the annual net profit of the Company. The agreement also calls for the employee to receive an auto allowance, health benefits, and a telephone allowance. For the three months ended March 31, 2013 the Company recorded $40,200 in compensation expense respectively. For the year ended December 31, 2012, the Company has recorded $216,000 in compensation expense, respectively. (See Note 7).

In January of 2012, the Company executed an employment agreement with its President, and be terminated at any time by the Company. As compensation for services, the President will receive an annual base salary of $72,000. In addition, to the base salary, the employee is entitled to receive a 15% bonus based on the Company achieving monthly income benchmarks, and a 40% commission on any co-created products. (See Note 7)

Share Exchange Agreement

Motivating the Teen Spirit, LLC, (MTS), was founded by the Company’s CEO, Lisa Nichols, and provided similar products and services that were also offered by the Company.

In August of 2012, MTS was dissolved and ceased operations. In conjunction with the dissolution of MTS, the Company acquired the assets and intellectual property of MTS through a share exchange, whereby the Company issued 70,000 shares of common stock to 14 individuals in exchange for their rights in the assets and intellectual property of MTS having a value of $35,000 based upon recent market value. At the time of the share exchange, the Company received $60,000 in cash and intellectual property, representing all of the assets of MTS. The Company allocated the $60,000 received as follows: $26,836 for the repayment of the loan to MTS, and the remaining $33,164 of cash was recorded as an additional cash asset to the Company. As a result of the share exchange, the Company valued the intellectual property of MTS at $1,836 which is the difference between the value of shares given and value of assets received.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common and Preferred Shares authorized

The Company was incorporated on September 2, 1998, at which time the Company authorized 3,000,000 shares of Common Stock with .001 par value and 1,000,000 shares of Preferred Stock with .001 par value.

Amendment to Articles of Incorporation

In February of 2013, the Company amended its Articles of Incorporation to provide for an increase in its’ authorized share capital. The authorized common stock increased to 75,000,000 shares at a par value of $0.001 per share. (See Note 1).

MOTIVATING THE MASSES, INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

Common shares issued

In the year ended December 31, 2012, the Company issued 1,700,000 total shares of common stock of which the Company issued 1,685,000 shares of common stock for cash of $842,500 ($0.50/shares) of which $5,000 was a stock subscription receivable. In the year ended December 31, 2012, the Company issued 15,000 shares of common stock having a fair value of $7,500 ($0.50/share) in exchange for consulting services rendered in 2012.

In 2012, the Company acquired the rights to the assets and intellectual property of Motivating the Teen Spirit (MTS) through a share exchange, whereby the company issued 70,000 shares of common stock to fourteen individuals in exchange for the assets and intellectual property of MTS having a value of $35,000 (See Note 7).

In the nine months ended September 30, 2013, the Company issued 744,000 common shares for $372,000 cash of this amount, the Company has yet to receive $10,000 cash for 20,000 shares, therefore, the Company recorded the amount as a stock subscription receivable.

NOTE 10 – SUBSEQUENT EVENTS

In November of 2013, the Company issued 42,000 shares of common stock for cash of $21,000 ($0.50/share).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form S-1/A filed on September 10, 2013, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form S-1/A filed on September 10, 2013.

BUSINESS OVERVIEW

Motivating the Masses (the "Company") was formed in the State of Nevada on September 2, 1998 to engage in providing top-quality professional development and coaching services. The Company will provide it’s professional development services in the most effective manner and with an ongoing effort to provide 100% client satisfaction (collectively, the "Motivating the Masses Programs"). Management believes that the Motivating the Masses Programs and initiation of the following key procedures will enable it to reach its goals: (i) creation of a unique, upscale, innovative environment that will differentiate Motivating The Masses Programs from other coaching or professional development businesses; (ii) educating the business community on what business and strategic coaching has to offer; (iii) formation of a learning environment that will bring people with diverse interests and backgrounds together in a common forum to overcome challenges both professionally and personally; (iv) affordable access to the resources of business coaching and other consulting services; (v) training and developing key individuals to leverage the Company's trainings, coaching programs and platforms; and (vi) hiring the executive team.

The Company plans to use its existing contacts and customer base to generate both short and long-term coaching contracts. Its long-term profitability will rely on professional contracts obtained through strategic alliances, a comprehensive marketing program and a successful referral program. The Company has focused on professional development, strategic workshops, one-on-one coaching and special project relationships. The Company's expansion will provide a separate and comprehensive coaching, mastermind session, and online membership services.

Management believes that it is in the Company's best interests to become a fully reporting company under the Securities Exchange Act of 1934, as amended. The Company plans to raise further capital necessary to fund its business through subsequent private placement offerings and public offering of its common stock and believes that the transparency and accountability associated with being a reporting company is an advantage to attracting investors. The Company anticipates that it will have a private placement or additional funding through creditors by the end of 2013 in order to continue to conduct its business operations.

Summary and Outlook of the Business

The Company was formed in September of 1998. The Company has an accumulated deficit of $1,620,156 from inception to September 30, 2013. To date management has been able to finance the initial phase of implementation of the Company’s business plan via private placements of its common stock. Management plans to initiate and grow the Company’s business of providing top-quality professional development and coaching products and services.

The company is currently working on a backend system that will utilize previously created evergreen material that will be sold online in the form of instructional videos and webinars that will incrementally increase revenues without increasing costs.  The costs are being incurred now through the creation of the technology but the revenues will be realized in the years to come with very minimal costs in the form of website hosting and video hosting.

With more product mixes that increase revenues while minimally increasing expenses, the company plans to utilize creative material it has already produced to capture this revenue.  These revenues are projected to start at $100,000 per year and increase to $500,000 by the end of year 3. The Company started implementing this in early 2012.

The company has also employed new coaches that will broaden the capacity and depth for coaching clients.  With a broader, deeper product mix, the company will be able to attain and maintain profitability by the summer of 2014.

Revenues

Revenues for the three months ended September 30, 2013 were $404,785 compared to $613,290 for the three months ended September 30, 2012 which was a decrease of $208,505. The decrease in revenues was due to a few factors. The first was that the Company lost a key employee which led to a reduction in coaching revenue. The Company plans to replace this employee in the near future. The second factor was due to a few major events being postponed to the following quarter which resulted in less revenues being recognized in the period. The other factor was that we scaled back a few events that our CEO was to attend to allow her to help build content for the ecommerce sales material.

The Company generated $1,060,258 in revenues for the nine months ended September 30, 2013 as compared to $1,419,940 in revenues for the same period in 2012. The decrease in revenues of $359,682 was the result of the same factor described above

The Company generates a significant amount of their revenue from holding event seminars and/or multi-day conferences which are usually held during the last three to six months of each calendar year. Due to the seasonal timing when these event seminars and/or multi day conferences are held, the Company will recognize a significant amount of their revenue in the later part of each year. As a result of these seminars and/or multi day conferences, the Company is able to generate multi-month (anywhere from two to twelve months in term) consulting contracts. Therefore, the revenues reported for the first three quarters ended September 30, when annualized, will be substantially lower than the revenues reported for the full fiscal year.

Cost of Revenues

The gross margin for the three months ended September 30, 2013 was 38% of sales compared to 57% for the three months ended September 30, 2012. The sharp decrease in gross margin was due to a few factors. One being that the events locations required higher costs of travel to get to. Another factor was increased website production costs for a new web series that was recently launched. The Company plans to revise its compensation plan to coaches whereby they become employees and will receive less coaching commissions which will increase the gross margin in the future. The Company anticipates that implementing this strategy will better control costs and be more profitable to the Company. The Company believes that restructuring coaching costs and continuing to invest in website production will lead to increased revenues and lower costs of services in the future.

The gross margin for the nine months ended September 30, 2013 was 39% of sales compared to 64% in 2012. The decrease was the result of the same factors described above.

Operating Activities

For the three months ended September 30, 2013 and 2012

Total operating loss for the three months ended September 30, 2013 was $244,331 as compared to a profit for the three months ended September 30, 2012, of $117,183 which was a decrease of $361,514.

Operating expenses were $399,460 for the three months ended September 30, 2013 compared to $232,510 for the three months ended September 30, 2012.

The major increase was in Wages and other compensation which rose to $220,758 from $83,485 due to hiring of new staff.

Bad debt expense was $41,889 for the three months ended September 30, 2013 as compared to $27,436 for the three months ended September 30, 2012. The increase is due to the realization of worthless accounts.

Consulting expense was $47,253 for the three months ended September 30, 2013 as compared to $27,221 for the three months ended September 30, 2012, resulting in an increase of $20,032. The increase was from the Company hiring additional consultants.

For the nine months ended September 30, 2013 and 2012

Total operating loss for the nine months ended September 30, 2013 was $578,420 as compared to a profit for the nine months ended September 30, 2012, of $47,813 resulting in a decrease of $626,233.

Total operating expenses were $995,642 compared to $860,119 which represents an increase of $135,523. The major component of the increase was:

Wages and other compensation increased to $485,872 from $224,042 or $261,830 due to new hires in the period as we expand.

Bad debt expense was $56,946 for the nine months ended September 30, 2013 as compared to $82,309 for the nine months ended September 30, 2012, resulting in a decrease of $25,363. The reduction was due to fewer bad debts due to stronger collection methods.

Consulting expense was $219,964 for the nine months ended September 30, 2013 as compared to $277,730 for the nine months ended September 30, 2012, resulting in a decrease of $57,766. The decrease was from the Company hiring four of its consultants as employees.

Professional fees were $17,089 for the nine months ended September 30, 2013 as compared to $6,912 for the nine months ended September 30, 2012, resulting in an increase of $10,177. The increase was due to more professional services needed as we became a reporting company.

Liquidity and Capital Resources

For the nine months ended September 30, 2013

Our cash balance is $378,450 as of September 30, 2013 as compared to $595,128 as of December 31, 2012. We expect that we will have adequate funds available to pay for our minimum level of operations for the next twelve months.

As of September 30, 2013, total current assets were $981,389 compared to $1,176,100 at December 31 2012. The decrease of $194,711 in current assets is mainly a result of a decrease in cash to fund operations.

As of September 30, 2013, total current liabilities were $528,927 which consisted of $32,029 of accounts payable and accrued expenses and $491,292 of deferred revenues and $5,606 of credit line payable. As of December 31, 2012, total current liabilities were $462,732, which consisted of $51,006 of accounts payable and accrued expenses, $406,677 of deferred revenues, $1,508 of line of credit, and $3,541 of notes payable. The increase in our current liabilities is mainly due to the increase in deferred revenues representing increased income for the next period.

During the three months ended September 30, 2013, net cash used by operating activities was $526,870 compared to $215,835 for the nine months ended September 30, 2012.

Net cash provided from financing activities for the nine months ended September 30, 2013, were $311,527 consisting of $316,300 in net proceeds from the private sale of common shares, $8,871 in repayment of notes, and $4,098 in net proceeds from line of credit. Net cash provided from financing activities for the nine months ended September 30, 2012, were $665,594 of net proceeds from the private sale of common shares and $2,361 in payments on notes.

The Company’s management is reviewing new ways to cut costs and increase revenues so they can increase operational efficiency in the future. The Company is in the process of restructuring its compensation plan to its officers in a way to reduce cash expense while incentivizing increased sales. At the moment, they are reviewing a number of stock option and equity plans. As of the date of this filing, there have been no new material compensation agreements entered into by the Company. The Company plans to increase the utilization of their website with users and have increased material that will be sold online in the form of instructional videos and webinars that will incrementally increase revenues without increasing costs.  The costs are being incurred now through the creation of the technology but the revenues will be realized in the years to come with very minimal costs in the form of website hosting and video hosting.

OFF-BALANCE SHEET TRANSACTIONS

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK FACTORS

An investment in these securities involves an exceptionally high degree of risk and is extremely speculative in nature. Following are what we believe are all the material risks involved if you decide to purchase shares in this offering.

The risks described below are the ones we believe are most important for you to consider. These risks are not the only ones that we face. If events anticipated by any of the following risks actually occur, our business, operating results or financial condition could suffer and the price of our common stock could decline.

Risks Relating To Our Business

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses. Further, we may be dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from operations totaling $244,331 for the three months ended September 30, 2013 as well as a loss of $578,420 for the nine months ended September 30, 2013.. As of September 30, 2013, we had an accumulated deficit of $1,620,156. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. There is no assurance that the demand for personal development coaching products will allow us to achieve profitability. In particular, additional capital may be required in the event that further working capital is necessary because our operating costs increase beyond our expectations or we encounter greater costs associated with general and administrative expenses or offering costs.

Our recent growth, the introduction of our Motivating the Masses Programs, products and services and our entry into new markets makes it difficult for us to evaluate our current and future business prospects, and we may be unable to effectively manage our growth and new initiatives, which may increase the risk of your investment and could harm our business, financial condition, results of operations and cash flow.

We were incorporated on September 2, 1998 under the laws of the State of Nevada. Since inception, we have developed and marketed our Motivating the Masses Programs with continually evolving new content based on client’s needs and current demands.  Because many of our current products and services are relatively new and we have recently entered a new market, we may be unable to evaluate the relative success and future prospects, particularly in light of our goals to continually grow our existing and new customer base, expand our product and service offerings, acquire and integrate complementary businesses and enter new markets.

In addition, our growth, recent product introductions and entry into a relative new market may place a significant strain on our resources and increase demands on our executive management, personnel and systems, and our operational, administrative and financial resources may be inadequate. We may also not be able to maintain or accelerate our current growth rate, effectively manage our expanding operations, or achieve planned growth on a timely or profitable basis, particularly if the number of consumers and businesses using our products and services increase or their demands and needs change as our business expands. Our management is required to expand its knowledge of diverse aspects of strategic coaching programs as well as professional development coaching programs, leadership, career or management coaching and maintain relationships with our consumers and businesses across several sectors of the business industry and market. If we are unable to manage our growth and expand operations effectively, we may experience operating inefficiencies, the quality of our products and services could deteriorate, and our business and results of operations could be materially adversely affected.

The recent ongoing adoption of strategic coaching and professional development coaching programs makes it difficult for us to evaluate our current and future business prospects. If strategic coaching and professional development coaching programs fail to achieve widespread acceptance by consumers and businesses and/or other institutions, our growth and profitability may suffer.

The use of strategic coaching and professional development coaching programs is one approach in the traditional business educational markets. There can be no assurance that strategic coaching and professional development coaching programs and services will achieve long-term success in the business educational markets. Our success depends in part upon the continued adoption by businesses and consumers of professional development coaching programs educational initiatives. Some may oppose third-party education in principle and the strategic coaching and professional development coaching programs in general. As a necessary corollary to the acceptance of sour Motivating the Masses Programs, our growth depends in part on acceptance of the role of strategic coaching and professional development coaching programs and the availability of access. If the acceptance of strategic coaching and professional development coaching programs do not continue to increase, our ability to continue to grow our business could be materially impaired.

Certain components of our revenue are generated by sales of our seminars. Consumer and professional revenue rates may be difficult to predict and declines in sales of our strategic and personal development coaching products may materially adversely affect our business and results of operations.

For the three months ended September 30, 2013, sales of live seminars and coaching services accounted for approximately 94.48% of our revenues. For the year ended December 31, 2012, sales of live seminars and coaching services accounted for approximately 90.40% of our revenue and we anticipate that revenue from sales of our seminars will continue to account for a substantial majority of our revenue for the next few years. Typical coaching contracts vary by client and can span anywhere from 3-9 months depending on need. We also have an annual program of our Global Leadership Program (GLP) which consists of a 3-day event 4 times per year along with group coaching calls in between the live events. Clients that have cancelled out of that program have enrolled into one-on-one coaching for more personalized coaching. If a client wants to cancel their services from one of our programs, there is a no refund policy. The Company can apply the clients credit toward other products or services. Sales of our ancillary products, such as books, CDs and software, accounted for approximately 3.71% of our revenue. Sales of our strategic coaching and professional development coaching programs and/or products or services may decline or fluctuate as a result of a number of factors, including decreased demand, adverse regulatory actions, pricing pressures, competitive factors or any other reason. These and other factors that may affect our sales are not predictive of the future, and, as a result, we cannot accurately predict consumer and/or professional business demand. If sales to new consumers and professional businesses decline or our current consumers and professional businesses do not continue to attend our seminars, our revenue may decline, which would negatively impact our business, financial condition, results of operations and cash flow.

System disruptions, vulnerability from security risks to our networks, databases and an inability to expand and upgrade our systems in a timely manner could damage our reputation, impact our ability to generate revenue and limit our ability to attract and retain consumers and professional businesses to attend our seminars and purchase our products.

The performance and reliability of our technology infrastructure is critical to our business. Any failure to maintain satisfactory online performance, reliability, security or availability of our web platform infrastructure may significantly reduce customer satisfaction and damage our reputation, which would negatively impact our ability to attract new customers. The risks associated with our web platform include: (i) breakdowns or system failures resulting in a prolonged shutdown of our servers, including failures attributable to power shutdowns or attempts to gain unauthorized access to our systems, which may cause loss or corruption of data or malfunction of software or hardware; (ii) disruption or failure in our collocation providers, which would make it difficult or impossible for our consumers to log on to our websites; (iii) damage from fire, flood, tornado, power loss or telecommunications failures; (iv) infiltration by hackers or other unauthorized persons; and (v) any infection by or spread of computer viruses.

In addition, increases in the volume of traffic on our website could strain the capacity of our existing infrastructure, which could lead to slower response times or system failures. This would cause a disruption or suspension of our product and service offerings. Any web platform interruption or inadequacy that causes performance issues or interruptions in the availability of our websites could reduce consumer satisfaction and result in a reduction in the number of consumers using our products and services. If sustained or repeated, these performance issues could reduce the attractiveness of our websites and products and services. We may need to incur additional costs to upgrade our computer systems in order to accommodate system disruptions, security risks and increased demand if we anticipate that our systems cannot handle higher volumes of traffic in the future. However, the costs and complexities involved in expanding and upgrading our systems may prevent us from doing so in a timely manner and may prevent us from adequately meeting the demand placed on our systems.

Any significant interruption in the operations of our data centers could cause a loss of data and disrupt our ability to manage our network hardware and software and technological infrastructure, and any significant interruption in the operations of our call center could disrupt our ability to respond to requests for help or service and process orders in a timely manner.

All of our web platform servers and routers, including backup servers, are currently located in co-location facilities in California. As part of our disaster recovery arrangements, we will replicate all of our customers’ data in a separate backup facility. If we are not successful in implementing this plan, we will face additional risks relating to the central location of our servers. Any disruption of operations or damage to these servers could materially harm our ability to operate our business. We also may need to make additional investments to improve the performance of our platform and prevent disruption of our services. Any disruption or significant interruption in the operations of our data centers may result in a loss of customer satisfaction and limit our ability to retain and attract customers.

Domestic and foreign government regulation relating to the internet or our Motivating the Masses programs and services could cause us to incur significant expense, and failure to comply with applicable regulations could make our business less efficient or even impossible to continue to operate.

As web-based commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. In addition, taxation of services provided over the internet or other charges imposed by government agencies or by private organizations for accessing the internet may also be imposed. Any regulation imposing greater fees for internet use or restricting information exchange over the internet could result in a decline in the use of the internet and the viability of internet-based services, which could materially harm our business.

If we are unable to maintain and enhance our Motivating the Masses brand identity, our business and results of operations may suffer.

The continued development of our Motivating the Masses brand identity is important to our business, and expanding strategic coaching and professional development coaching brand awareness is critical to attracting and retaining our consumers and professional businesses. Our existing and potential consumers may not be aware of the relationship of our product brands with one another, particularly the books, CDs and seminars, which serve as an umbrella for our Motivating the Masses Programs. If we intend to increase revenues and extend our geographic reach, maintaining quality and consistency across all of our products and services may become more difficult to achieve, and any significant and well-publicized failure to maintain this quality and consistency will have a detrimental effect on our Motivating the Masses brand. We cannot provide assurances that our sales and marketing efforts will be successful in further promoting our Motivating the Masses brand in a competitive and cost-effective manner. If we are unable to maintain and enhance our Motivating the Masses brand recognition and increase awareness of our products and services, or if we incur excessive sales and marketing expense, our business and results of operations could be materially adversely affected.

Our future growth and profitability may depend in large part upon the effectiveness and efficiency of our marketing expenditures in recruiting new consumers and professional businesses.

Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing expenditures, including our ability to: (i) create greater awareness of our Motivating the Masses Programs and band name; (ii) select the right market, media and specific media vehicles in which to advertise; (iii) identify the most effective and efficient level of spending in each market, media and specific media vehicle; (iv) determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures; (v) effectively manage marketing costs, including creative and media expense in order to generate and maintain acceptable consumer acquisition costs; (vi) generate leads for sales, including obtaining lists of businesses in a cost-effective manner; (vii) drive traffic to our website; and (viii) convert consumer and business inquiries into actual attendance at seminars.

We are hiring a nationally recognized Public Relations firm, to give us exposure and awareness in the market. Our current model has relied on word of mouth and events. We have never invested in a public relations firm. With the expansion of our training team it will allow us to serve more clients and more markets increasing sales and services.

Our planned marketing expenditures may not result in increased revenue or generate sufficient levels of Motivating the masses Programs and brand awareness, and we may not be able to increase our net sales at the same rate as we increase our advertising expenditures.

We operate in a market which is subject to rapid technological and other changes, and increasing competition could lead to pricing pressures, reduced operating margins, loss of market share and increased capital expenditures.

The markets for our strategic coaching and professional development coaching products and services are highly competitive, and we expect increased competition in the future that could adversely affect our revenue and market share. Although many individuals and businesses are attempting to address this need in the market place, the bulk of this education still takes the form of explaining product details. Those current competitors include but are not limited to: (i) providers of strategic coaching and professional development coaching seminars, products and materials; (ii) companies that provide strategic coaching and professional development coaching product software and web-based services; (iii) traditional print strategic coaching and professional development coaching product materials; and (iv) non-profit and membership educational organizations and government agencies that offer online and offline strategic coaching and professional development coaching products and services, including in some cases at no cost. Some of our competitors may have more resources than we do, and several may have larger customer bases and greater brand recognition in the industry markets we serve. Further, larger established companies with high brand recognition may develop online strategic coaching and professional development coaching products and services that are competitive with our core products and services. These competitors may be able to devote greater resources than us to the development, promotion and sale of their services and respond more quickly than we can to new technologies or changes in literacy, consumer requirements or preferences. We may not be able to compete effectively with current or future competitors, especially those with significantly greater resources or more established customer bases, which may materially adversely affect our sales and our business.

Protection of our intellectual property is limited, and any misuse of our intellectual property by others could harm our business, reputation and competitive position.

Our trademarks, copyrights, trade secrets, trade dress and designs are valuable and integral to our success and competitive position. However, we cannot assure you that we will be able to adequately protect our proprietary rights through reliance on a combination of copyrights, trademarks, trade secrets, confidentiality procedures, contractual provisions and technical measures from outside influences. Protection of trade secrets and other intellectual property rights in the markets in which we operate and compete is highly uncertain and may involve complex legal questions. We cannot completely prevent the unauthorized use or infringement of our intellectual property rights, as such prevention is inherently difficult.

We also expect that the more successful we are, the more likely that competitors will try to illegally use our proprietary information and develop products that are similar to ours, which may infringe on our proprietary rights. In addition, we could potentially lose future trade secret protection for our source code if any unauthorized disclosure of such code occurs. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality. Any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our confidential information and trade secret protection. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, service revenue, reputation and competitive position could be materially adversely affected.

The confidentiality, non-disclosure and other agreements we use to protect our products, trade secrets and proprietary information may prove unenforceable or inadequate.

We protect our products, trade secrets and proprietary information, in part, by requiring all of our employees and consultants to enter into agreements providing for the maintenance of confidentiality. We also enter into non-disclosure agreements with our technical consultants to protect our confidential and proprietary information. We cannot assure you that our confidentiality agreements with our employees, consultants and other third parties will not be breached, that we will be able to effectively enforce these agreements, that we will have adequate remedies for any breach, or that our trade secrets and other proprietary information will not be disclosed or will otherwise be protected.

We have not registered copyrights for all of our Motivating the Masses Programs and products, which may limit our ability to enforce them.

We have not registered our copyrights in all of our materials, website information, designs or other copyrightable works. The United States Copyright Act automatically protects all of our copyrightable works, but without registration we cannot enforce those copyrights against infringers or seek certain statutory remedies for any such infringement. Preventing others from copying our products, written materials and other copyrightable works is important to our overall success in the marketplace. In the event we decide to enforce any of our copyrights against infringers, we will first be required to register the relevant copyrights, and we cannot be sure that all of the material for which we seek copyright registration would be registerable in whole or in part, or that once registered, we would be successful in bringing a copyright claim against any such infringers.

We do not have protection of our intellectual property and any misuse of our intellectual property by others could harm our business, reputation and competitive position.

Our trademarks, copyrights, trade secrets and designs are valuable and integral to our success and competitive position. We have not filed for protection with the U.S. Patent, Copyright and Trademark Office for protection regarding our intellectual property. And, we cannot assure you that we will be able to adequately protect our proprietary rights through reliance on a combination of copyrights, trademarks, trade secrets, confidentiality procedures, contractual provisions and technical measures from outside influences. Protection of trade secrets and other intellectual property rights in the markets in which we operate and compete is highly uncertain and may involve complex legal questions. We cannot completely prevent the unauthorized use or infringement of our intellectual property rights, as such prevention is inherently difficult.

We also expect that the more successful we are, the more likely that competitors will try to illegally use our proprietary information and develop products that are similar to ours, which may infringe on our proprietary rights. In addition, we could potentially lose future trade secret protection for our source code if any unauthorized disclosure of such code occurs. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality. Any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our confidential information and trade secret protection. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, service revenue, reputation and competitive position could be materially adversely affected.

We must monitor and protect our internet domain name to preserve its value. We may be unable to prevent third parties from acquiring a domain name that is similar to, infringe on or otherwise decrease the value of our trademarks.

We own the domain name “MotivatingtheMasses.com. Third parties may acquire substantially similar domain names that decrease the value of our domain name and trademarks and other proprietary rights which may hurt our business. Moreover, the regulation of domain names in the United States and foreign countries is subject to change. Governing bodies could appoint additional domain name registrars or modify the requirements for holding domain names. Governing bodies could also establish additional “top-level” domains, which are the portion of the web address that appears to the right of the “dot,” such as “com,” “net,” “gov” or “org.” As a result, we may not maintain exclusive rights to all potentially relevant domain names in the United States or in other countries in which we conduct business, which could harm our business and reputation.

Our future success depends on our ability to retain our key employees.

We are dependent on the services of Lisa Nichols, our founder, Chief Executive Officer, and Susie Carder, our President, Chief Operating Officer and a member of our Board, and Alex Henderson, our Chief Financial Officer, and our other executive officers and members of our senior management team. Other than non-compete provisions of limited duration included in employment agreements that we may or will have with certain executives, we do not generally seek non-compete agreements with key personnel, and they may leave and subsequently compete against us. The loss of service of any of our senior management team, particularly those who are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business.

We may be unable to attract and retain the skilled employees needed to sustain and grow our business.

Our success to date has largely depended on, and will continue to depend on, the skills, efforts and motivations of our executive team and employees, who generally have significant experience with our Company and within the motivational speaking industry. Our success also depends largely on our ability to attract and retain highly qualified IT engineers and programmers, to train professionals for content writing and editing sales and marketing managers and corporate management personnel. We may experience difficulties in locating and hiring qualified personnel and in retaining such personnel once hired, which may materially and adversely affect our business.

Although we do not currently transact a material amount of business in foreign countries, we intend to expand into international markets- which will subject us to additional economic, operational and political risks that could increase our costs and make it difficult for us to continue to operate profitably.

We market our Motivating the Masses Programs and products primarily in the United States and intend to expand into other international markets, including Canada and Europe. The addition of international operations may require significant expenditure of financial and management resources and result in increased administrative and compliance costs. The international market has been demanding our services for the past 4 years, with limited resources we haven’t been able to capitalize on the growth opportunity. With the investment funds it will allow us to strategically penetrate those markets. As a result of such expansion, we will be increasingly subject to the risks inherent in conducting business internationally, including: (i) foreign currency fluctuations, which could result in reduced revenue and increased operating expense; (ii) potentially longer payment and sales cycles; (iii) increased difficulty in collecting accounts receivable; (iv) the effect of applicable foreign tax structures, including tax rates that may be higher than tax rates in the United States or taxes that may be duplicative of those imposed in the United States; (vi) tariffs and trade barriers; (vii) general economic and political conditions in each country; (ix) inadequate intellectual property protection in foreign countries; (x) uncertainty regarding liability for information retrieved and replicated in foreign countries; (xi) the difficulties and increased expense in complying with a variety of domestic and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act; and (xi) unexpected changes in regulatory requirements.

We may need additional capital in the future, but there is no assurance that funds will be available on acceptable terms, or at all.

We may need to raise additional funds in order to achieve growth or fund other business initiatives. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders if raised through additional equity offerings. Additionally, any securities issued to raise funds may have rights, preferences or privileges senior to those of existing stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to expand, develop or enhance services or products, or respond to competitive pressures may be materially limited.

Any existing indebtedness could adversely affect our financial condition and we may not be able to fulfill our debt obligations.

Any proposed indebtedness may contain various covenants that may limit our ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay dividends or make other distributions to our stockholders; (iii) make restricted payments; (iv) engage in transactions with affiliates; and (v) enter into proposed business transactions or combinations. These restrictions could limit our ability to withstand general economic downturns that could affect our business, obtain future financing, make acquisitions or capital expenditures, conduct operations or otherwise capitalize on business opportunities that may arise. Additionally, if we incur substantial debt for working capital purposes, we may use a significant portion of our cash flow to pay interest on our outstanding debt, limiting the amount available for working capital, capital expenditures and other general corporate purposes.

We may be more vulnerable to adverse economic conditions than less leveraged competitors and thus less able to withstand competitive pressures. If our cash flow is inadequate to make interest and principal payments on our debt, we might have to refinance our indebtedness or issue additional equity or other securities and may not be successful in those efforts or may not obtain terms favorable to us. Additionally, our ability to finance working capital needs and general corporate purposes for the public and private markets, as well as the associated cost of funding, is dependent, in part, on our credit ratings, which may be adversely affected if we experience declining service revenue. Any of these events could reduce our ability to generate cash available for investment or debt repayment or to make improvements or respond to events that would enhance profitability.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine-month period ended September 30, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against our Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended September 30, 2013, we did not have any defaults upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		S-1		3.1	3/27/2013
3.2	Corporate By-Laws		S-1		3.2	3/27/2013
3.3	Amendment to Articles of Incorporation dated February 28, 2013		S-1/A		3.3	6/6/2013
10.1	Employment Agreement between Motivating the Masses and Susie Carder dated January 3, 2013		S-1		10.1	6/6/2013
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

* In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTIVATING THE MASSES

November 19, 2013	By: /s/ Lisa Nichols Lisa Nichols, Chief Executive Officer (Principal Executive Officer)

November 19, 2013	By: /s/ Alex Henderson Alex Henderson, Chief Financial Officer (Principal Financial Officer)

