Form 10-K
period 2013-12-31
MOTIVATING THE MASSES INC
filed 2014-03-28
CIK 1107796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2013: $7,098,950.

As of March 28, 2014, the issuer had 14,886,700 shares of its common stock issued and outstanding, par value $0.001 per share.

2

PART I

Forward-Looking Information

This Annual Report of Motivating the Masses, Inc.  on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 1. BUSINESS

BACKGROUND

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

CURRENT BUSINESS OPERATIONS

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

The Company’s products and services revolve around the personal life coaching and personal development programs written and developed by their CEO Lisa Nichols. The program sells as a package of books and DVD’s at their local and national training seminars, and on the Company’s website. The Company has contract rights to the sales of the product. The Company, through its CEO and a core team of coaches, also provides training and development programs through local and national seminars, on-site employee training, public and private speaking engagements, and customized life-coaching programs. The Company also has repeat clients that stay.

We will endeavor to provide top-quality professional development and coaching services through our Motivating the Masses Programs. Our Chief Executive Officer believes that most small businesses and entrepreneurs suffer two major challenges. She believes they lack training or development resources and the depth of knowledge needed to focus on their businesses from a true "ownership" perspective. Both lead to lowered expectations, lack of business and personal growth and frequent owner burnout. We believe that we can improve upon and exploit these weaknesses to gain local market share.

We will provide our professional development services in the most effective manner and with an ongoing comprehensive quality-control program to provide 100% client satisfaction. We view each contract as an agreement not between a business and its clients, but between partners who wish to create a close and mutually-beneficial long- term relationship. We believe this will help to provide greater long-term profits through referrals and repeat business.

We believe that the initiation of the following key procedures will enable us to reach our goals:

•	The creation of a unique, upscale, innovative environment that will differentiate our Motivating The Masses Programs from other coaching or professional development businesses.
•	Educating the business community on what business and strategic coaching has to offer.
•	The formation of a learning environment that will bring people with diverse interests and backgrounds together in a common forum to overcome challenges both professionally and personally.
•	Assorted programs and pricing structures that offer affordable access to the resources of business coaching and other consulting services.
•	Training and developing key individuals to leverage our trainings, coaching programs and platforms
•	Hiring the executive team

We plan to use our existing contacts and customer base to generate both short and long-term coaching contracts. Our long-term profitability will rely on professional contracts obtained through strategic alliances, a comprehensive marketing program and a successful referral program. Our Chief Executive Officer has fifteen years of industry experience. We intend to partner with the national marketing organizations to provide services.

We are focused on professional development, strategic workshops, one-on-one coaching and special project relationships offered through our Motivating the Masses Programs. Our expansion will provide a separate and comprehensive coaching, mastermind session, and online membership services.

Coaches

Prior to June 2013, coaches at Motivating the Masses, if not a salaried employees, were hired on as contractors under 1 year contracts. The coaches coach clients for the duration of their programs. Each program varies in length depending on the need of the client. Products and programs vary from online programs that have their speed and duration dictated by the client, to one-day VIP days, 6 session coaching and then there is a one year program called the Global Leadership Program.

The clients typically elect a payment program that usually is the length of their program which means that their payments usually coincide with the progress of their programs. Clients wishing to cancel usually downgrade to a lesser costing program as most reasons to cancel are financial. In the event the client wishes to cancel and they have paid ahead of the value received, no refunds are given and the credit will remain on the books to use within 12 months. Clients usually elect to close out their credits with coaching sessions.

As of June 1, 2013, our coaches were all hired on as full time employees in lieu of being an independentcontractor. Clients have, on the rare occasion, changed coaches if the coaching did not align with the client’s particular needs. In the case of a coach resigning, they typically close out coaching with their clients prior to ending their coaching contracts.

Our core team of coaches consists of Allyson Byrd, Nicole Robers Jones and Tia Ross.

Ms Byrd from 2010 to 2012 was CEO and President of Purpose Within, a motivational support company. Prior to that she worked as a Corporate Field Trainer for Blackberry focusing on motivating retail management teams. From

2006 to 2009 she worked as a senior training team leader for Hoover developing employee training programs.

Nicole Roberts Jones has a Masters in social work from USC and for the past 10 years was the founder and chairwoman for IMANI Corporation an organization designed to help minorities maximize their work potential.

Tia Ross received her Bachelors of Science Degree from San Diego State University. She previously worked as a program coordinator for CAT/Wings, a San Diego probation department.

We will offer small business owners, managers, and entrepreneurs a reliable, high-quality resource for business coaching and professional and management development on both a local and national scale. Our mission is to help clients develop the strategy, motivation, and accountability required to succeed in their business and personal lives. We must be able to maintain a financial balance by charging a high value for our services and delivering an even higher value to our clients while offering affordable programs and pricing structures.

Products and Services

The Company’s main source of revenue is generated through its strategic coaching and professional development services. They market these services to small business owners, entrepreneurs, and self-employed professionals.  The core services that are offered from day one are:



World Class Speakers Alliance:

Accelerate Me: Level 1 of the World Class Speakers Alliance Program. Designed to give the critical foundation to create a winning platform. 13 Modules + Bonus Ticket to Speak and Write to Make Millions Live event or Livestream

Profitize Me: Level 2 of the World Class Speakers Alliance Program. Designed to give you advanced strategies to build a solid speaking model that pay and pays. Focus on creating a business and training you to be a CEO, not just a speaker. 24 Modules + Powerhouse Speakers Live. Includes all modules and bonuses from Accelerate Me.

Publicize Me: Level 3 of the World Class Speakers Alliance Program. Designed to gain you visibility quicker, faster and easier by getting featured on the world's largest stages and platforms. 11 Modules + All Bonuses in Accelerate Me and Profitize Me.

	One-on-One Coaching includes ongoing reinforcement to support strategic coaching programs, as well as professional development coaching, leadership, and career management.

	On Demand Coaching (for time restricted clients) includes but is not limited to, affordable "on-demand," access to private and strategic business or professional coaching via phone/email.

	Special Projects includes strategic business planning and implementation, marketing plans and implementation, leadership development, people management and systematizing businesses.

We will also offer keynote speaking events as follows:

	Industry Events where we are paid to teach, receives wide exposure to the industry, and can sell our Motivating the Masses Programs and products and tools. We aim to deliver 27 of these typesof events annually (24.1%).

	Industry Events where we are NOT paid to teach, receives wide exposure to the industry, and can sell our Motivating the Masses Programs and products and tools. We aim to deliver 58 of these types of events annually (51.8%).

	Private Events where we are paid to teach but there is little to no exposure or opportunity to sell our Motivating the Masses Programs and products and tools. We aim to deliver 27 of these types of events annually (24.1%).

We will provide training and development through live seminars. These training and development seminars are one to eight hours held over one to five days depending on the needs of the client. They are as follows:

  Speak & Write to Make Millions- 3 days live training
6

We educate entrepreneurs in the Training and Self Development industry who strive to be Speakers, authors and coaches how to build sustainable business based on learning 6 key things:  1. Business systems (Sales, Marketing, Operations and Financial), 2. Stage presence 3. Enhancing audience impact  4. book development and 5. brand development  6. market stimulation and database growth.

  Powerhouse Speakers Intensive- Online Academy with a 3 days live training

This training builds on  the Speak and Write to Make Millions content and adds to that learning in-depth look at the dynamics of creating soul stirring content, generating standing ovation speeches, producing M.I.T. multiple income technology, launching, building and exploding your brand, how to develop silent money.

  CEO Roundtable 3 Hour Coaching Sessions -

This coaching services allows you to customize their coaching experience based on businesses current needs by choosing the coaches based on their expertise  that their business currently needs, sales, marketing, systems, mindset/leadership.

  INSPIRE – Leadership for Corporations

For corporations who seek a world-class leadership training for their executive and teams. INSPIRE is a proprietary method and year-long program designed to help leading companies recommit to their employees and more importantly help employees recommit to their company.

  Global Leadership Program - 12 months with group coaching.

This program will accelerate one's effectiveness in front of the room and more importantly in the back of the room.  The global leadership program is offered to only a few who are interested in mastering the art of presenting in front of a room. We will focus on: (i) 6 critical steps for increasing the impact of current content; (ii) ways to have any audience member feel like they are the only ones in the room; (iii) learning the secrets of having participants take action in their goals; (iv) uncover how the masters have people run to the back of the room to purchase more; (v) build trust and rapport in 60 seconds; (vi) be one's authentic self in front of any audience size; and (vii) learn to structure fees and multiply income streams

We will also be offering Motivating the Masses Program books and CDs: (i) "No Matter What"  home course study guide and book, which is a new personal coaching course.; (ii) "You Deserve It" CD, which focuses on owning one's past, releasing it and freeing their power to create life anew, replace fear with self-confidence and strength and how to respond to challenges and opportunities with mindful awareness; (iii) "Ladies Can We Talk CD, which focuses on creating healthier and more fulfilling relationships, enhancing money mindset, self image, health and champion -- finding one's passion and setting one's champion free. and (iv) "Proven Life Secrets" CD, which focuses on the secrets to personal, spiritual and financial prosperity.

Contracts are not cancelable except as noted and initialed on the sales form under the 3-day rescission clause. If a client does happen to cancel, any monies paid into their account in excess of the products and services already received, will remain as a credit on their account to use toward other products or services. Payment plan payments are received prior to or in conjunction with services/coaching. This avoids any bad debt issues as well as solidifies the client into their individual programs. No refunds are given.

Market Analysis

We intend to focus on small business owners, managers and entrepreneurs who are concerned that their businesses have not grown at the rate they want or need them to. Many of whom are frustrated that they are spending too much time in their businesses and may be burning out and worried that their business will not survive without them. These companies will have revenues of $10 million or less. Our marketing strategy is simple and cost-effective: we get exposure through their live business seminars, which are delivered all over North America. In 2010, these companies delivered 124 seminars which had an estimated audience of 35,000 professionals.

Our primary keys to success are: (i) market exposure - building reputation and mind share; (ii) market penetration - both breadth and depth; (iii) client acquisition; (iv) client retention; and (v) achieving or surpassing projections through strong performance and fiscal management. The reason we believe this strategy is effective is because participants who attend these workshops have in essence pre-qualified themselves as someone who is interested in learning about business and is willing to invest time and money to do so. This allows us to get right to the point and to aggressively sell our Motivating the Masses Programs, tools and support to participants. At a typical seminar, 19% of the participants will spend at least $347 for some sort of after training education or support.

Advertising

We have historically done very little print advertising in industry magazines but have instead spent the money to market directly to our own database of nearly 47,000 professionals. This is a database of past and current clients, as well as any participant who has attended a Motivating the Masses seminar and filled out an evaluation. Our database is used to send a quarterly newsletter which features new products and services, success stories, and information on upcoming events. We send out a monthly press release to industry press contacts and submit business articles to industry magazines when requested. We believe that has resulted in considerable and consistent exposure over the years with minimal cost.

We have hired a market leader in lead generation and lead conversion which allows us to capitalize on our untapped market. Our primary goal is to build and leverage our database and client base. We want to increase those numbers and focus more on leveraging those relationships with hiring inside sales support and outside sales support.

We have hired a nationally recognized Public Relations firm to give us exposure and awareness in the market. Our current model has relied on word of mouth and events. We have never invested in a public relations firm. With the expansion of our training team, we believe it will allow us to serve more clients and more markets, thus increasing sales and services.

Market Segmentation

We will focus on two markets within the United States, the small business segment (businesses with more than one employee/owner), and the entrepreneur segment, which includes home-based and one-person business operations. Although we can handle larger organizations, the greatest benefit will come to businesses with under $10 million in annual sales. The majority of these companies are comprised of "technicians" who are gifted in the work of their business, but typically do not have the resources to have in-house staff dedicated to strategic planning, professional development and/or coaching.  Our goal is to eventually obtain approximately two-thirds of all our business from the small business segment, since this generates the greatest cash flow. Furthermore, this segment has the lowest percentage of variable costs. The small business segment is considered to be the company's cash cow.

The small business and entrepreneur markets are ideal targets for several reasons. As a small or entrepreneurial business, resources are often limited to core business functions such as production, administration, finance and distribution. Professional development, training, coaching and planning frequently goes unnoticed or even forgotten. As economic pressures increase and competition becomes more intense, these companies are always looking for effective ways to make themselves more prosperous. Furthermore, as a small or entrepreneurial business, the owner is typically an accountable technician which means he or she has everything on the line with regard to their business succeeding or not, and that their area of expertise is in the business they are "in."  Frequently, a technician will be attracted to the "work" of the business and neglect the fundamental health of the business, which includes nurturing both themselves and the customer base.

We believe that the United States spends more per capita on education than any other country. According to the American Society for Training and Development, as much as $210 billion is spent annually on employee training in the U.S. There are five basic groups that need training as follows:

  Large Businesses – These are firms with 100 or more employees. This group spends more than $28 billion in training, with the largest portion going to training managers and career personnel

  Small Businesses – These are firms with fewer than 100 employees. There are more than 79 million small businesses in the U.S. This group spends more than $20 billion on training each year.

  Professional Service Firms – This group includes doctors, lawyers, accountants, engineers, consultants, etc. Continuing education requirements move this group to spend training dollars disproportionate to their size, more than $11 billion per year.

  Individuals – Those who buy training with their own money and on their own time. This group spends more than $2.5 billion on training and they tend to be highly motivated.

  Government – Those employed in federal, state, and local governments, the military, post office personnel, school teachers and administrators. This group spends more than $23 billion in training funds annually.

Marketing Strategy

We plan to reach our target companies by four methods which have been proven to be effective. They are as follows:

Lead Generation Program or Affiliate Marketing: We will do a direct mailing with key affiliate partners.

Sample Previews: These are invitation-only workshops that we will host for referral sources (i.e., accountants, attorneys, financial planners, insurance professionals) as well as owners of businesses in a target market. The previews will be the actual first year program offered to paying clients. The intent is to provide value and proof of the strategic workshop process so that clients will be comfortable making referrals. We will be responsible for the generation of the lists to which these invitations will be sent.

Free Talks/Networking: This is an excellent opportunity for new coaches and new trainers to get exposure. These talks are given to Chambers of Commerce, trade councils, professional organizations, etc.  It has been industry experience that it is most beneficial to have at least two of these talks per month and attend two networking events per month.

Referrals: Referrals make up a large part of our business. They create an effective drip campaign and concentrated effort will leverage this opportunity.

Other Income Generators: Special Project Assistance. This includes writing private programs for specific businesses, designing custom programs, and retainer based coaching on an ongoing basis.

Competition

The key element in purchase decisions made at Motivating The Masses client level is trust in the professional reputation and reliability of the professional development firm. The professional development industry is pulverized and disorganized, with thousands of smaller consulting organizations and individual consultants for every one of the few dozen well-known companies. Competitors range from major international name-brand consultants to tens of thousands of individuals. One of our challenges will be establishing itself as a complete professional development company, creating "other" experts the client trust outside of Lisa Nichols while creating trust and confidence at the same level on a consistent basis. When dealing with the small or entrepreneurial business market, cost or price will be one of the greatest obstacles Motivating The Masses Programs will face.  It will be up to us to assist our clients in the discovery of how much it may cost them NOT to pursue professional development and establish Motivating The Masses Programs as the most effective solution to their challenges. With time, reputation and referrals will allow for a steady stream of new clients as well as regular price increases. This is not a business to build brand as much as it is to build reliability.

However, we believe the most unique benefit that Motivating The Masses Programs offer to clients is the ability to experience ongoing, reinforcement development, versus a typical "one-time" seminar format. Motivating The Motivating the Masses Programs provide development and support for a year or more.  Since each strategic workshop client will be immediately qualified for one-on-one coaching, we will manage and monitor the specific progress of each client to ensure appropriate development.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding pertaining to the Company.

Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not done in the ordinary course of business pertaining to the Company.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company has secured trademarks with the following names;

  Yes! Yes!
  Motivating the Teen Spirit
  No Matter What
  Lisa Nichols

Employees

Currently, Motivating the Masses has 10 employees, Lisa Nichols, CEO; Alex Henderson, CFO; Margaret Packer, Executive Manager; Noelle Mietus, Office Manager; Jea Taylor, Sales and Affiliate Manager and Jennifer Kem, Marketing Director.  We have hire four consultants as Company employees in the first half of 2013.  These consultants who became employees are Susie Carder, President/COO: Allyson Byrd, Trainer/Business Coach and Director of Global Sales; Nicole Roberts Jones, Trainer/Business Coach; and Tia Ross, Business Coach/Master Facilitator of Motivating the Teen Spirit.

There are formal employment agreements between the Company and its three officers and directors Lisa Nichols, Susie Carder and Alex Henderson.

On January 1, 2014, the Company’s signed employment agreements with its three officers who also make up the Board of Directors. Each employment agreement is for one year starting January 1, 2014. The employment agreement with the Company’s Chief Executive Officer Lisa Nichols calls for an annual salary of $125,000. The employment agreement with the Company’s President and Chief Operating Officer Susie Carder calls for an annual salary of $100,000. The employment agreement with the Company’s Chief Financial Officer Alex Henderson calls for an annual salary of $80,000. The employment agreements to the three officers stipulate a potential bonus at the discretion of the Board of Directors.

ITEM 1A. RISK FACTORS

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

Risks Relating To Our Business

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses. Further, we may be dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses of $793,036 for the year ended December 31, 2013. As of December 31, 2013, we had an accumulated deficit of $1,834,772. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. There is no assurance that the demand for personal development coaching products will allow us to achieve profitability. In particular, additional capital may be required in the event that further working capital is necessary because our operating costs increase beyond our expectations or we encounter greater costs associated with general and administrative expenses or offering costs.

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

For the year ended December 31, 2013, sales of live seminars and coaching services accounted for approximately 96.2% of our revenues. For the year ended December 31, 2012, sales of live seminars and coaching services accounted for approximately 90.40% of our revenue and we anticipate that revenue from sales of our seminars will continue to account for a substantial majority of our revenue for the next few years. Typical coaching contracts vary by client and can span anywhere from 3-9 months depending on need. We also have an annual program of our Global Leadership Program (GLP) which consists of a 3-day event 4 times per year along with group coaching calls in between the live events. Clients that have cancelled out of that program have enrolled into one-on-one coaching for more personalized coaching. If a client wants to cancel their services from one of our programs, there is a no refund policy. The Company can apply the clients credit toward other products or services. Sales of our ancillary products, such as books, CDs and software, accounted for approximately 3.78% of our revenue. Sales of our strategic coaching and professional development coaching programs and/or products or services may decline or fluctuate as a result of a number of factors, including decreased demand, adverse regulatory actions, pricing pressures, competitive factors or any other reason. These and other factors that may affect our sales are not predictive of the future, and, as a result, we cannot accurately predict consumer and/or professional business demand. If sales to new consumers and professional businesses decline or our current consumers and professional businesses do not continue to attend our seminars, our revenue may decline, which would negatively impact our business, financial condition, results of operations and cash flow.

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

We are dependent on the services of Lisa Nichols, our founder, Chief Executive Officer, and Susie Carder, our President, Chief Operating Officer and a member of our Board, and Alex Henderson, our Chief Financial Officer, and our other executive officers and members of our senior management team. Other than non-compete provisions included in employment agreements. The loss of service of any of our senior management team, particularly those who are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

Our independent certified public accountant has stated in their report included in this filing that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern.

The Company has experienced recurring operating losses and we currently have a working capital deficiency. There is a possibility that our revenues will not be sufficient to meet our operating costs. There is a substantial doubt that we can continue as a going concern.

There can be no assurance that we will continue to generate revenues from operations or obtain sufficient capital on acceptable terms, if at all.  Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern.  Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products.  There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed or, if available, on terms favorable to us.  Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility.  Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

The Company currently occupies office space at 2121 Palomar Airport Road, Carlsbad, California. The Company signed an eleven month sublease agreement starting September 1, 2011 to July 31, 2012 for $3,159 per month. In July of 2012, the Company signed a new three year lease for the same office space starting August 1, 2012 for $3,127 a month for the first year, $5,686 a month for the second year, and $5,844 a month for the third year.

ITEM 3. LEGAL PROCEEDINGS

There are no current, past, pending or threatened legal proceedings or administrative actions either by or against the issuer that could have a material effect on the issuer’s business, financial condition, or operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company accepted effective status as a reporting company on September 18, 2013 through the filing of an S-1 registration statement with the Securities and Exchange Commission. As of the filing date, there is no market for the Company's stock.  The Company is working with a market maker and is planning to submit its application to FINRA to acquire a ticker symbol in the near future. The Company plans on listing the stock for quotation on the Over-The-Counter Bulletin Board and will submit an application with FINRA for the trading symbol MTMI.

HOLDERS

The approximate number of stockholders of record at December 31, 2013 is 125.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

We do not have any equity compensation plans. We do not have any warrants issued or outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

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

Common shares issued

In the year ended December 31, 2012, the Company issued 1,700,000 total shares of common stock of which the Company issued 1,685,000 shares of common stock for cash of $802,500 ($0.50/shares) of which $5,000 was a stock subscription receivable. In the year ended December 31, 2012, the Company issued 15,000 shares of common stock having a fair value of $7,500 ($0.50/share) in exchange for consulting services rendered in 2012.

In 2012, the Company acquired the rights to the assets and intellectual property of Motivating the Teen Spirit (MTS) through a share exchange, whereby the company issued 70,000 shares of common stock to fourteen individuals in exchange for the assets and intellectual property of MTS having a value of $35,000.

In the year ended December 31, 2013, the Company issued 836,100 common shares for $408,050 cash and 15,000 shares for services rendered. Of the shares for cash, the Company has yet to receive $10,000 cash for 20,000 shares. Therefore, the Company recorded the amount as a stock subscription receivable. The shares for services were to the Company’s CFO and an outside consultant for services completed by December 31, 2013.

In January and February of 2014, the Company issued 57,700 shares of common stock for $28,850 cash.

At the date of this filing, the Company had 14,886,700 share of common stock outstanding, respectively.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of December 31, 2013, we had no compensation plans under which our equity securities were authorized for issuance.

PENNY STOCK REGULATION

Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

●	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
●	a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;
●	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
●	a toll-free telephone number for inquiries on disciplinary actions;
●	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

●	the bid and offer quotations for the penny stock;
●	the compensation of the broker-dealer and its salesperson in the transaction;
●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The Company was formed in September of 1998. The Company has an accumulated deficit of $1,819,772 from inception to December 31, 2013. To date management has been able to finance the initial phase of implementation of the Company’s business plan via private placements of its common stock. Management plans to initiate and grow the Company’s business of providing top-quality professional development and coaching products and services.

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

Revenues

Revenues for the year ended December 31, 2013 were $1,593,851 compared to $1,786,885 for the year ended December 31, 2012 which was a decrease of $193,034. The decrease in revenues was due to a few factors. The first was that the Company lost a key employee which led to a reduction in coaching revenue. The Company has since replaced this employee. The second factor was due to a few major events being posted to the following period which resulted in less revenues being recognized in this period. The other factor was that we scaled back a few events that our CEO was to attend to allow her to help build content for the ecommerce sales material.

The Company generates a significant amount of its revenue from holding event seminars and/or multi-day conferences which are usually held during the last three to six months of each calendar year. Due to the seasonal timing when these event seminars and/or multi day conferences are held, the Company will recognize a significant amount of their revenue in the later part of each year. As a result of these seminars and/or multi day conferences, the Company is able to generate multi-month (anywhere from two to twelve months in term) consulting contracts. Therefore, the revenues reported for the first three quarters ended September 30, when annualized, will be substantially lower than the revenues reported for the full fiscal year.

Cost of Revenues

The gross margin for the year ended December 31, 2013 was 41% of sales compared to 63% for the year ended December 31, 2012. The sharp decrease in gross margin was due to a few factors. One being that the events locations were farther away which required higher costs of travel to get to. Another factor was increased website production costs for a new web series that was recently launched. The Company plans to revise its compensation plan to coaches whereby they become employees and will receive less coaching commissions which will increase the gross margin in the future. The Company anticipates that implementing this strategy will better control costs and be more profitable to the Company. Management believes that restructuring coaching costs and continuing to invest in website production will lead to increased revenues and lower costs of services in the future.

Operating Activities

For the year ended December 31, 2013 and 2012

Total operating loss for the year ended December 31, 2013 was $779,074 as compared to $82,231for the year ended December 31, 2012, resulting in an increase loss $696,843.

Total operating expenses were $1,421,449 compared to $1,201,787 which represents an increase of $219,662. The major component of the increase was additional wages from new hires.

Wages and other compensation increased to $665,918 from $415,699 or $250,219 due to new hires in the period as we expand.

Bad debt expense was $72,815 for the year ended December 31, 2013 as compared to $109,745 for the year ended December 31, 2012, resulting in a decrease of $36,930. The reduction was from a number of accounts being written off.

Consulting expense was $299,333 for the year ended December 31, 2013 as compared to $409,325 for the year ended December 31, 2012, resulting in a decrease of $109,992. The decrease was from the Company hiring four of its consultants as employees.

Professional fees were $39,665 for the year ended December 31, 2013 as compared to $2,912 for the year ended December 31, 2012, resulting in an increase of $36,753. The increase was due to more professional services needed as we became a reporting company.

Liquidity and Capital Resources

In 2013, Motivating the Masses used capital funding to build new programs and services which entailed hiring additional staff and independent consultants. These programs were launched in the fourth quarter of 2013 and will not only have a positive revenue impact beginning in the fourth quarter of 2013 but will continue to build in revenue throughout 2014 and in subsequent years as these programs are further sold. The programs run for one year and vary from a “no-touch” approach through viewing video instruction to a “low-touch” approach which expands on the “no-touch” approach in the first stages and in the third stage culminates in two, three-day live events.

Motivating the Masses also plans on building new programs and expanding on current programs through the raising of capital through the sale of common stock.

Motivating the Masses will reduce costs through cutting expenses if programs do not prove to be profitable or capital cannot be raised to continue to expand it’s services. Reduction of staff and reduction of certain independent contractors will be made to align with revenues should the company fail to raise additional funding through sale of common stock.

For the year ended December 31, 2013

Our cash balance is $232,206 as of December 31, 2013 as compared to $595,128 as of December 31, 2012. The Company’s independent auditor has expressed a going concern explanatory paragraph in his audit report.

As of December 31, 2013, total current assets were $1,097,582 compared to $1,176,100 at December 31 2012. The decrease of $78,518 in current assets is mainly a result of a decrease in cash to fund operations.

As of December 31, 2013, total current liabilities were $814,926 which consisted of $39,124 of accounts payable and accrued expenses and $769,730 of deferred revenues and $6,072 of credit line payable. As of December 31, 2012, total current liabilities were $462,732, which consisted of $51,006 of accounts payable and accrued expenses, $406,677 of deferred revenues, $1,508 of line of credit, and $3,541 of notes payable. The increase in our current liabilities is mainly due to the increase in deferred revenues representing increased income for the next period.

During the year ended December 31, 2013, net cash used by operating activities was $706,412 compared to $192,942 for the year ended December 31, 2012.

Net cash used in investing activities for the year ended December 31, 2013 was $3,264 consisting of $11,856 in purchases of property and equipment and $5,589 in proceeds from the sale of property and equipment. Net cash used in investing activities for the year ended December 31, 2012 was $12,538 consisting entirely of purchases of property and equipment.

Net cash provided from financing activities for the year ended December 31, 2013, were $346,754 consisting of $352,245 in net proceeds from the private sale of common shares, $10,045 in repayment of notes, and $4,564 in net proceeds from line of credit. Net cash provided from financing activities for the year ended December 31, 2012, were $618,085 consisting of $619,767 in net proceeds from the private sale of common shares, $1,508 in proceed from line of credit and $3,190 in repayments on note payable.

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

MATERIAL COMMITMENTS

Employment Agreement

In January of 1998, the Company executed an “at-will” employment agreement with its CEO Lisa Nichols, and it may be terminated at any time by the Company. As compensation for services, the CEO will receive an annual base salary of $60,000. In addition, to the base salary, the employee is entitled to receive a 60% commission of all consulting contracts for which the CEO will coach, along with a 10% commission on passive investments introduced by the CEO, and an annual bonus of 10% on the annual net profit of the Company. The agreement also calls for the employee to receive an auto allowance, health benefits, and a telephone allowance.

In January of 2012, the Company executed an employment agreement with its President Susie Carder, and be terminated at any time by the Company. As compensation for services, the President will receive an annual base salary of $72,000. In addition, to the base salary, the employee is entitled to receive a 15% bonus based on the Company achieving monthly income benchmarks, and a 40% commission on any co-created products.

On January 1, 2014, the Company’s signed employment agreements with its three officers who also make up the Board of Directors. Each employment agreement is for one year starting January 1, 2014. The employment agreement with the Company’s Chief Executive Officer Lisa Nichols calls for an annual salary of $125,000. The employment agreement with the Company’s President and Chief Operating Officer Susie Carder calls for an annual salary of $100,000. The employment agreement with the Company’s Chief Financial Officer Alex Henderson calls for an annual salary of $80,000. The employment agreements to the three officers stipulate a potential bonus at the discretion of the Board of Directors.

Lease

The Company currently occupies office space at 2121 Palomar Airport Road, Carlsbad, California. The Company signed an eleven month sublease agreement starting September 1, 2011 to July 31, 2012 for $3,159 per month. In July of 2012, the Company signed a new three year lease for the same office space starting August 1, 2012, for $3,127 a month for the first year, $5,686 a month for the second year, and $5,844 a month for the third year. Rent expense was $52,495 and $42,298 for the year ended December 31, 2013 and 2012, respectively.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET TRANSACTIONS

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

The Company’s independent auditors believe it necessary to include a going concern footnote in their audit report. The Company has included an explanatory paragraph in the notes to the financial statement for the year ended December 31, 2013 with respect to Company’s ability to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS

The following describes the recently issued accounting standards used in reporting our financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting. Such is the case with accounting for oil and gas activities described below. In those cases, our reported results of operations would be different should we employ an alternative accounting method.

In July 2012, FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other.  This update presents an entity with the option to first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent.  ASU No. 2012-02 will be effective for annual and impairment tests performed for fiscal years beginning after 15 September 2012, with early adoption permitted.  The Company does not expect the adoption of this update will have a material effect on its financial statements.

Our management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

OFF-BALANCE SHEET ARRANGEMENTS.

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

PART 4 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Terry L. Johnson, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Motivating The Masses, Inc.

I have audited the accompanying balance sheets of Motivating The Masses, Inc. as of December 31, 2013 and the statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Motivating The Masses, Inc. as of December 31, 2013 and the results of its operations and its cash flows for the year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

March 27, 2014

ALAN R. SWIFT, CPA, P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Motivating the Masses, Inc.

We have audited the accompanying balance sheet of Motivating the Masses, Inc. as of December 31, 2012, and the related statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2012. Motivating the Masses, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Motivating the Masses, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

Alan R. Swift, CPA, P.A.

Certified Public Accountants and Consultants

Palm Beach Gardens, Florida

February 28, 2013

800 VILLAGE SQUARE CROSSING, SUITE 118, PALM BEACH GARDENS, FL 33410

PHONE (561) 656-0818  FAX (561) 658-0245

www.aswiftcpa.com

MOTIVATING THE MASSES, INC
BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS

Current Assets:
Cash and cash equivalents	$232,206	$595,128
Accounts receivable, net	863,251	580,972
Prepaids	1,925	—
Other receivable	200	—
Total Current Assets	1,097,582	1,176,100

Property and equipment, net	21,121	29,040

Other Assets:
Security deposits	6,429	6,429
Intellectual property	1,836	1,836
Total Other Assets	8,265	8,265

Total Assets	$1,126,968	$1,213,405

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$39,124	$51,006
Deferred revenue	769,730	406,677
Line of credit	6,072	1,508
Note payable, current portion	—	3,541
Total Current Liabilities	814,926	462,732

Note payable, long term portion	—	5,330

Total Liabilities	814,926	468,062

Stockholders' Equity:
Preferred Stock, $0.001 Par value, 1,000,000 shares authorized,
No shares issued and outstanding	—	—
Common Stock, $0.001 Par value, 75,000,000 shares authorized
14,829,000 and 13,977,900 shares issued and outstanding, respectively	14,829	13,978
Stock subscription receivable	(11,000)	(5,000)
Additional paid in capital	2,142,995	1,778,101
Accumulated deficit	(1,834,782)	(1,041,736)
Total Stockholders' Equity	312,042	745,343

Total Liabilities and Stockholders' Equity	$1,126,968	$1,213,405

The accompanying notes are an integral part of theses audited financial statements.

MOTIVATING THE MASSES, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2013	2012

Revenues	$1,593,851	$1,786,885
Costs of services	951,476	667,329

Gross Margin	642,375	1,119,556

Operating Expenses:
Bad debt	72,815	109,745
Consulting	299,333	409,325
General and administrative	358,728	264,106
Professional fees	39,665	2,912
Wages and other compensation	665,918	415,699
Total Operating Expenses	1,436,459	1,201,787

Income (Loss) from Operations	(794,084)	(82,231)

Other Income (Expense):
Interest expense	(136)	(2,020)
Gain on sale of assets	1,174	—
Total Other Income (Expense)	1,038	(2,020)

Net Income (Loss) Before Income Taxes	(793,036)	(84,251)

Provision for Income Taxes	—	—

Net Income (Loss)	$(793,036)	$(84,251)

Net Income (Loss) per Share - Basic and Diluted	$(0.06)	$(0.01)

Weighted average number of shares
outstanding - Basic and Diluted	14,331,158	13,190,288

The accompanying notes are an integral part of these audited financial statements.

MOTIVATING THE MASSES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

					Stock	Additional	Retained
	Preferred	Preferred	Common	Common	Subscription	Paid in	Earnings
	Shares	Stock	Shares	Stock	Receivable	Capital	(Deficit)	Total

Balance, December 31, 2011	—	—	12,277,900	12,278	—	1,147,534	(957,485)	202,327

Common stock issued for cash	—	—	1,615,000	1,678	(5,000)	805,822	—	802,500
Common stock issued in exchange for
assets/intellectual property	—	—	70,000	7	—	34,993	—	35,000
Common stock issued for services	—	—	15,000	15	—	7,485	—	7,500
Stock offering costs	—	—	—	—	—	(217,733)	—	(217,733)
Net loss for the year ended December 31, 2012	—	—	—	—	—	—	(84,251)	(84,251)
Balance, December 31, 2012	—	—	13,977,900	13,978	(5,000)	1,778,101	(1,041,736)	745,343

Common stock issued for cash	—	—	836,100	836	(10,000)	417,214	—	408,050
Stock subscription receivable	—	—	—	—	4,000	—	—	4,000
Stock issued for services	—	—	15,000	15	—	7,485	—	7,500
Stock offering costs	—	—	—	—	—	(59,805)	—	(59,805)
Net loss for the year ended December 31, 2013	—	—	—	—	—	—	(793,046)	(793,046)
Balance, December 31, 2013	—	$—	14,829,000	$14,829	$(11,000)	$2,142,995	$(1,834,782)	$312,042

The accompanying notes are an integral part of theses audited financial statements.

MOTIVATING THE MASSES, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(793,046)	$(84,251)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services	7,500	7,500
Depreciation and amortization	12,356	12,555
Changes in Operating Assets and Liabilities
Decrease (Increase) in accounts receivables	(209,464)	(477,520)
Increase in intellectual property	—	(1,836)
Increase (decrease) in allowance for doubtful accounts	(72,815)	109,745
Decrease in related party receivables	—	26,836
Increase in other receivable	(200)	—
Increase in security deposits	—	(3,270)
Increase in prepaid expenses	(1,925)	85
Increase in deferred revenue	363,054	260,891
Decrease in accounts payable & accrued expenses	(11,882)	(43,677)
Net Cash Used in Operating Activities	(706,422)	(192,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,853)	(12,538)
Proceeds from sale of property and equipment	8,589	—
Net Cash Used In Investing Activities	(3,264)	(12,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(10,045)	(3,190)
Proceeds from line of credit	82,057	1,508
Repayments on line of credit	(77,493)	—
Proceeds from issuance of common stock, net of stock subscription
receivable and net of stock offering costs	352,245	619,767
Net Cash Provided by Financing Activities	346,764	618,085

Net (Decrease) Increase in Cash	(362,922)	412,605

Cash at Beginning of Period	595,128	182,523

Cash at End of Period	$232,206	$595,128

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$136	$2,020
Franchise and Income Taxes	$—	$—

The accompanying notes are an integral part of theses audited financial statements.

MOTIVATING THE MASSES, INC

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012

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

MOTIVATING THE MASSES, INC

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the year ended December 31, 2012, the Company may have had cash deposits that exceeded Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company maintains its cash balances at high quality financial institutions to mitigate this risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company records an allowance for doubtful accounts in accordance with the procedures discussed below. Past-due amounts are written off against the allowance for doubtful accounts when collections are believed to be unlikely and all collection efforts have ceased.

The Company had approximately $-0- and $235,291 in excess of FDIC insurance limits as of December 31, 2013 and December 31, 2012, respectively.

At December 31, 2012, accounts receivable of $341,909 consists of receivables from sales that were deemed to be deferred revenue, and are for sales to be completed in the year-ended December 31, 2013. Of the amount deemed to be deferred revenue, $112,500 is from one customer.

At December 31, 2013, accounts receivable of $568,171 consists of receivables from sales that were deemed to be deferred revenue, and are for sales to be completed in the year ended December 31, 2014. Of the amount of deferred revenue, $95,833 is from one customer.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2013 and December 31, 2012, the Company had no cash equivalents.

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

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2013 and December 31, 2012.

The Company had no assets and/or liabilities measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012, respectively, using the market and income approaches.

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

MOTIVATING THE MASSES, INC

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012

Identifiable Intangible Assets

As of December 31, 2013 and December 31, 2012, $1,836, respectively of costs related to acquiring intellectual property have been capitalized. It has been determined that the intellectual property has an indefinite useful life and is not subject to amortization. However, the intellectual property will be reviewed for impairment annually or more frequently if impairment indicators arise.

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

The Company determined that there were no impairments of long-lived assets as of December 31, 2013 and December 31, 2012.

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

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012

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

There were no potentially dilutive shares outstanding as of December 31, 2013 and December 31, 2012, respectively.

MOTIVATING THE MASSES, INC

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012

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

NOTE 3 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations, and the Company’s ability to raise additional capital as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2013 and December 31, 2012 consisted of the following:

	December 31, 2013	December 31, 2012
Accounts receivable	$910,095	$733,816
Less: Allowance for doubtful accounts	(46,844)	(152,844)
	$863,251	$580,972

In the year ended December 31, 2013, the Company wrote off $178,815 of uncollectible customer accounts using the allowance method of accounting. This resulted in a reduction of both accounts receivable and allowance for doubtful accounts in the amounts of $178,815. The Company recorded bad debt expense of $72,815 for the year ended December 31, 2013 and $109,745 for the year ended December 31, 2012, respectively. The Company records bad debt expense based on a percentage of the ending accounts receivable balance.

MOTIVATING THE MASSES, INC

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012

NOTE 5 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at December 31, 2013 and December 31, 2012, consisted of the following:

	December 31, 2013	December 31, 2012
Equipment	$37,796	$25,944
Furniture & Fixtures	15,907	15,907
Automobile	—	15,345
Less: Accumulated Depreciation	(32,582)	(28,156)
Net Fixed Assets	$21,121	$29,040

Depreciation expense

Depreciation expense for the years ended December 31, 2013 and 2012 was $12,356 and $12,555, respectively.

NOTE 6 – NOTES PAYABLE

On February 1, 2013, the Company sold the automobile and related note payable to an officer of the Company. On the date of sale, the automobile had a net book value of $7,415 and related note payable balance of $8,589 which resulted in the Company recording a gain on the sale of assets in the amount of $1,174. At December 31, 2013 and December 31, 2012, the balance owed on the note payable was $0 and $8,871, respectively (See Note 9).

NOTE 7 – LINE OF CREDIT

In October of 2012, the Company entered into a revolving line of credit with a financial institution in the amount of $10,000. The line of credit carries an interest rate of 6.00%, and is collateralized by certain assets of the Company. At December 31, 2013 and December 31, 2012, the balance owed was $6,072 and $1,508, respectively.

NOTE 8 – COMMITMENTS & CONTINGENCIES

Employment Agreement

In January of 1998, the Company executed an “at-will” employment agreement with its CEO, and it may be terminated at any time by the Company. As compensation for services, the CEO will receive an annual base salary of $60,000. In addition, to the base salary, the employee is entitled to receive a 60% commission of all consulting contracts for which the CEO will coach, along with a 10% commission on passive investments introduced by the CEO, and an annual bonus of 10% on the annual net profit of the Company. The agreement also calls for the employee to receive an auto allowance, health benefits, and a telephone allowance. For the year ended December 31, 2013 and 2012, the Company recorded $340,924 and $363,310 in compensation expense to Lisa Nichols, respectively.

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

Lease

The Company currently occupies office space at 2121 Palomar Airport Road, Carlsbad, California. The Company signed an eleven month sublease agreement starting September 1, 2011 to July 31, 2012 for $3,159 per month. In July of 2012, the Company signed a new three year lease for the same office space starting August 1, 2012, for $3,127 a month for the first year, $5,686 a month for the second year, and $5,844 a month for the third year. Rent expense was $52,495 and $40,262 for the year ended December 31, 2013 and 2012, respectively.

Minimum future rental payments under the agreement are as follows:

2014	$69,022
2015	$40,908

MOTIVATING THE MASSES, INC

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012

NOTE 9 – RELATED PARTY TRANSACTIONS

Employment Agreement

In January of 1998, the Company executed an “at-will” employment agreement with its CEO, and it may be terminated at any time by the Company. As compensation for services, the CEO will receive an annual base salary of $60,000 with potential bonuses and commissions on sales (Described further in Note 8). The Company has since singed a new employment agreement with Lisa Nichols dated January 1, 2014 (See Note 12). For the years ended December 31, 2013 and 2012, the Company recorded $340,924 and $363,310 in compensation expense to Lisa Nichols, respectively.

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

Sale of Fixed Asset

On February 1, 2013, the Company sold the automobile and related note payable to an officer of the Company. On the date of sale, the automobile had a net book value of $7,415 and related note payable balance of $8,589 which resulted in the Company recording a gain on the sale of assets in the amount of $1,174 (See Note 6).

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

NOTE 10 – STOCKHOLDERS’ EQUITY

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

MOTIVATING THE MASSES, INC

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012

Common shares issued

In the year ended December 31, 2012, the Company issued a total of 1,700,000 shares of common stock of which 1,615,000 shares of common stock were for cash of $802,500 ($0.50/share). Of the shares for cash,$5,000 has yet to be received and was recorded as a stock subscription receivable. The Company issued 15,000 shares of common stock for consulting services provided in the year ended December 31, 2012. These shares were valued at $.50/share which resulted in the Company recording an expense of $7,500. In the year ended December 31, 2012, the Company acquired the rights to the assets and intellectual property of Motivating the Teen Spirit (MTS) through a share exchange, whereby the company issued 70,000 shares of common stock to fourteen individuals in exchange for the assets and intellectual property of MTS having a value of $35,000 (See Note 9).

In the year ended December 31, 2013, the Company issued 836,100common shares for $408,050 cash and 15,000 shares for services rendered in the year. Of the shares for cash, the Company has yet to receive $10,000 cash for 20,000 shares. Therefore, the Company recorded the amount as a stock subscription receivable. The shares for services were to the Company’s CFO and an outside consultant for services completed by December 31, 2013.

NOTE 11 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

	2013	2012

Deferred tax liability:	$-	$-
Deferred tax asset
Allowance for doubtful accounts	72,815	29,459
Net Operating Loss Carryforward	591,027	319,243
Valuation allowance	(663,842)	(348,702)
Net deferred tax asset	—	—
Net deferred tax liability	$—	$—

The provision for income taxes has been computed as follows:

	2013	2012
Expected income tax recovery (expense) at the statuary rate of 34%	$55,080	$28,645

Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	(7,500)	(3,817)
Tax effect of differences in the timing of deductibility of items for income tax purposes:	(31,225)	(37,313)
Utilization of non-capital tax losses to offset current taxable income	—	—
Change in valuation allowance	16,355	12,485

Provision for income taxes	$—	$—

At December 31, 2013, the Company had net operating loss carryforwards of approximately $1,738,315 that may be offset against future taxable income from the year 2013 to 2033. The net change in the valuation allowance for the years ended December 31, 2013 and 2012 was an increase of $3,870 and a decrease of $12,485 respectively. No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company's federal income tax returns are no longer subject to examination by the IRS for the years prior to 2009, and the related state income tax returns are no longer subject to examination by state authorities for the years prior to 2009. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations, should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 12 – SUBSEQUENT EVENTS

Management was evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist through the date of this filing.

1.	In January and February of 2014, the Company issued 57,700 shares of common stock for $28,850 cash.

2.	On January 1, 2014, the Company’s signed employment agreements with its three officers who also make up the Board of Directors. Each employment agreement is for one year starting January 1, 2014. The employment agreement with the Company’s Chief Executive Officer Lisa Nichols calls for an annual salary of $125,000. The employment agreement with the Company’s President and Chief Operating Officer Susie Carder calls for an annual salary of $100,000. The employment agreement with the Company’s Chief Financial Officer Alex Henderson calls for an annual salary of $80,000. The employment agreements to the three officers stipulate a potential bonus at the discretion of the Board of Directors.

3.

On March 8, 2014, the Company entered into an agreement with the Steve Harvey Companies. The agreement is for Coaching Services and a Program Development deal that will take place for 18 months from the date of the agreement.  There will payments to the Company totaling $250,000 over 6 months from the date of the agreement.  As of March 25, 2014, the first payment of $50,000 was received. The program will be developed by the Company and the Steve Harvey Companies and will be sold at events by our CEO, Lisa Nichols, and Steve Harvey from the Steve Harvey Companies.  The Company will receive 30% of revenues generated from the events.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 17, 2014, the Company dismissed Alan R. Swift, CPA, P.A. (“Swift”) from his engagement to be the independent certifying accountant for the Company.

The audit report of Alan R. Swift, CPA, PA on the Company's financial statements for the fiscal years ended December 31, 2012 and 2011 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles.

During the Company's 2012 and 2011 fiscal years and through the date of this Current Report on Form 10-K, there were no disagreements with Swift on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Swift, would have caused Swift to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On January 20, 2014, the Company’s Board of Directors approved the engagement of Terry L. Johnson, CPA, as the Company's independent accountant effective immediately to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended December 31, 2012 and 2011 through January 20, 2014 neither the Company nor anyone acting on its behalf consulted with Terry L. Johnson, CPA regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Terry L. Johnson, CPA on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Swift or a reportable event with respect to Swift.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the year ended December 31, 2013.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of December 31, 2013, our internal control over financial reporting is not effective based on those criteria, due to the following:

●

Deficiencies in segregation of duties. Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

●	Deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART I

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Effective November 18, 2013, our Board of Directors accepted the resignation Susie Carder, who is its current President and Chief Operating Officer, as the Chief Financial Officer. Simultaneously, the Board of Directors appointed Alex Henderson as the Treasurer/Chief Financial Officer and Secretary of the Corporation. The resignation was not the result of any disagreement with the Corporation or its policies.

Thus, as of the date of this Current Report, the officers of the Corporation are: (i) Lisa Nichols as the Chief Executive Officer; (ii) Susie Carder as the President and Chief Operating Officer; and (iii) Alex Henderson as the Treasurer/Chief Financial Officer and Secretary. As of the date of this Current Report, the members of the Board of Directors are Susie Carder, Lisa Nichols and Alex Henderson.

Our directors and principal executive officers are as specified on the following table:

Name and Address	Age	Position(s)

Lisa Nichols	47	Chief Executive Officer and a Director

Susie Carder	49	President and Chief Operating Officer

Alex Henderson	48	Treasurer/Chief Financial Officer and Secretary

Biography of Lisa Nichols, Chief Executive Officer

Lisa Nichols is a best-selling author, a popular public speaker, a powerful coach, and a charismatic teacher!

Her participation in the self-development phenomenon, The Secret, catapulted her popularity across the globe. Lisa has appeared on the “Oprah Winfrey Show,” “Extra,” “Larry King Live” and on NBC’s Emmy Award-winning show, “Starting Over.”

In addition, Lisa is the founder of Motivating the Masses and CEO of Motivating the Teen Spirit, LLC. Her new book, No Matter What! Hit 6 bestsellers list, including the New York Times list, in the first 37 days of being released and has already been sold in 20 foreign languages. Lisa has been coined “The Break through Specialist” by her peers in the industry.)

Lisa has been honored with many awards in recognition for her empowering work, including the Humanitarian Award from South Africa, the Ambassador of Good Will Award, Emotional Literacy award, The Legoland Foundation’s Heart of Learning Award. The Mayor of Henderson, Nevada has proclaimed November 20th as Motivating the Teen Spirit Day. And recently the Mayor of Houston, Texas proclaimed May 9th as Lisa Nichols day for her dedication to service, philanthropy and healing.

Lisa is a dynamic speaker with an extraordinary story and a tremendous ability to touch people’s hearts and souls. She is a master at accomplishing unfathomable goals and teaching others to do the same. Lisa Nichols has transformed her life from struggling single mom to a motivational millionaire entrepreneur, and she has dedicated her life to teaching others how to do the same.

Susie Carder, President and Chief Operating Officer

Susie Carder is an expert in providing companies with training, organizational development, management leadership development, and growth solutions. As CEO of Salon Training International from 1995 to 2010 she gained expertise in operations management, finance, sales accountabilities systems, and marketing. She developed and implemented strategic business plans at Salon Training International which led the company to increase its revenues and investment opportunities. Furthermore, she has excelled in creating both the structure and team necessary to guide the company through the turbulence and uncertainty of this dramatic growth. Susie Carder has been instrumental in the development of MTM systems, procedures, company culture, revenue steams, and service delivery for the past 10 years as a consultant and/or as an Executive Coach to the founder Lisa Nichols.  In the eyes of the organization no one was better positioned, educated and invested to occupy a Director’s position.

Alex Henderson, Treasurer and Chief Financial Officer

During the past twenty years, Mr. Henderson has been engaged as an accounting and finance professional with expertise in financial and operational responsibilities, including financial statements, strategic planning, financial management and reporting. Mr. Henderson has been effective at assisting in recognizing growth opportunities while keeping control of expenses and has strong abilities to interface with IT to improve cross-departmental communication for leveraging projects.

From approximately February 2010 through October 2012, Mr. Henderson was the controller at MEA Digital Worx, LLC, d/b/a Piston Agency, which is an interactive media, advertising and marketing firm with approximately $18,000,000 in annual revenue.

From approximately June 2008 through January 2010, Mr. Henderson was the controller at Sequoia Solar, Inc., which is a construction company in the solar sales and installation market with approximately $13,000,000 in annual revenue. Mr. Henderson managed the end to end operations of the accounting and finance departments. He was also an executive leadership team member and manager for the residential and commercial construction project adherence in regards to insurance requirements, pre-liens and releases and vendor coordination. From approximately February 2007 through May 2008, Mr. Henderson was the accounting operations manager for NTN Buzztime Inc., which is a public company in the entertainment trivia industry with approximately $30,000,000 in annual revenue.

CORPORATE GOVERNANCE

Committees

Our board of directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the board of director’s composition and our relatively limited operations, the board of directors believes it is able to effectively manage the issues normally considered by such committees. Our board of directors may undertake a review of the need for these committees in the future.

Audit Committee and Financial Expert

Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Code of Ethics

We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Director Independence

None of our directors are deemed independent. Our directors also hold positions as officers.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ended December 31, 2013 and December 31, 2012.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lisa Nichols, CEO and Director	2013 2012	160,000 160,000	- 126,284	- -	- -	- -	- -	180,924 77,026	340,924 363,310

Susie Carder, President, COO and a Director	2013 2012	72,000 72,000	- 254,173	- -	- -	- -	- -	322,877 96,670	394,877 422,843

Alex Henderson, Treasurer, CFO and a Director (2)	2013	81,302	-	-	-	-	-	-	81,302

(1) (2)	Susie Carder resigned as Chief Financial Officer in November 2013 Alex Henderson was appointed as Chief Financial Officer and a Director of the Company in November of 2013

Employment Agreements

On January 1, 2014, the Company’s signed employment agreements with its three officers who also make up the Board of Directors. Each employment agreement is for one year starting January 1, 2014. The employment agreement with the Company’s Chief Executive Officer Lisa Nichols calls for an annual salary of $125,000. The employment agreement with the Company’s President and Chief Operating Officer Susie Carder calls for an annual salary of $100,000. The employment agreement with the Company’s Chief Financial Officer Alex Henderson calls for an annual salary of $80,000. The employment agreements to the three officers stipulate a potential bonus at the discretion of the Board of Directors.

OUTSTANDING EQUITY AWARDS

As of December 31, 2013, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Lisa Nichols, CEO and Director	-	-	-	-	-	-	-	-	-

Susie Carder, President, COO and a Director(1)	-	-	-	-	-	-	-	-	-

Alex Henderson, Treasurer, CFO and a Director(2)	-	-	-	-	-	-	-	-	-

(1) (2)	Susie Carder resigned as Chief Financial Officer in November of 2013 Alex Henderson was appointed as Chief Financial Officer and a Director of the Company in November of 2013

STOCK OPTIONS.

No grants of stock options or stock appreciation rights were made during the year ended December 31, 2013.

LONG TERM INCENTIVE PLANS.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 28, 2014, we had 14,829,000 shares of common stock issued and outstanding.  The following table sets forth information known to us as of March 28, 2014 relating to the beneficial ownership of shares of our common stock by:

▪	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
▪	each director;
▪	each named executive officer; and
▪	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of 2121 Palomar Airport Road, Suite 300 Carlsbad, California 92011.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this Annual Report by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)
	Officers and Directors

Common Stock	Lisa Nichols, CEO and Director	6,721,500	45.36%

Common Stock	Susie Carder, President, COO and Director	3,000,000	20.24%

Common Stock	Alex Henderson, Treasurer, CFO and Director	10,000.067%

Common Stock	Steven Corso	1,500,000	10.12%

Common Stock	All directors and named executive officers as a group (3 persons)	9,731,500 shares	66.27%

(1)	Percentage of beneficial ownership of our common stock is based on 14,829,000 shares of common stock outstanding as of the date of the filing.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees.  Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related party transactions.

Sale of Fixed Asset

On February 1, 2013, the Company sold the automobile and related note payable to an officer of the Company. On the date of sale, the automobile had a net book value of $7,415 and related note payable balance of $8,589 which resulted in the Company recording a gain on the sale of assets in the amount of $1,174 (See Note 6).

Employment Agreements

In January of 1998, the Company executed an “at-will” employment agreement with its CEO, and it may be terminated at any time by the Company. As compensation for services, the CEO will receive an annual base salary of $60,000. In addition, to the base salary, the employee is entitled to receive a 60% commission of all consulting contracts for which the CEO will coach, along with a 10% commission on passive investments introduced by the CEO, and an annual bonus of 10% on the annual net profit of the Company. The agreement also calls for the employee to receive an auto allowance, health benefits, and a telephone allowance. For the year ended December 31, 2013 and 2012, the Company recorded $340,924 and $363,310 in compensation expense to Lisa Nichols, respectively.

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

On January 1, 2014, the Company’s signed employment agreements with its three officers who also make up the Board of Directors. Each employment agreement is for one year starting January 1, 2014. The employment agreement with the Company’s Chief Executive Officer Lisa Nichols calls for an annual salary of $125,000. The employment agreement with the Company’s President and Chief Operating Officer Susie Carder calls for an annual salary of $100,000. The employment agreement with the Company’s Chief Financial Officer Alex Henderson calls for an annual salary of $80,000. The employment agreements to the three officers stipulate a potential bonus at the discretion of the Board of Directors.

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

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $22,500 and $25,500, respectively.

Tax Fees

For the fiscal years ended December 31, 2013 and 2012, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		S-1		3.1	3/27/2013
3.2	Corporate By-Laws		S-1		3.2	3/27/2013
3.3	Amendment to Articles of Incorporation dated February 28, 2013		S-1/A		3.3	6/6/2013
10.1	Employment Agreement between Motivating the Masses and Susie Carder dated January 3, 2013		S-1		10.1	6/6/2013
10.2	Employment Agreement between Motivating the Masses and Lisa Nichols dated January 3, 2013		S-1		10.2	9/16/13
10.3	Employment Agreement between Motivating the Masses and Lisa Nichols dated January 3, 2014	X
10.4	Employment Agreement between Motivating the Masses and Susie Carder dated January 3, 2014	X
10.5	Employment Agreement between Motivating the Masses and Alex Henderson dated January 3, 2014	X
10.6	Sublease agreement dated July 1, 2012	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer	X
32.1	Section 1350 certification of Chief Executive Officer	X
32.2	Section 1350 certification of principal financial and accounting officer	X

* In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTIVATING THE MASSES

March 28, 2014	By: /s/ Lisa Nichols Lisa Nichols, Chief Executive Officer (Principal Executive Officer)

March 28, 2014	By: /s/ Alex Henderson Alex Henderson, Chief Financial Officer (Principal Financial Officer)

