Form 10-Q
period 2014-03-31
MOTIVATING THE MASSES INC
filed 2014-05-15
CIK 1107796

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2014

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 14, 2014, the registrant had outstanding 14,886,700 shares of common stock.

1

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MOTIVATING THE MASSES, INC
BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2014	2013
ASSETS

Current Assets:
Cash and cash equivalents	$209,221	$232,206
Accounts receivable, net	1,088,405	863,251
Prepaids	11,750	1,925
Other receivable	—	200
Total Current Assets	1,309,376	1,097,582

Property and equipment, net	24,433	21,121

Other Assets:
Security deposits	6,429	6,429
Intellectual property	1,836	1,836
Total Other Assets	8,265	8,265

Total Assets	$1,342,074	$1,126,968

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$27,171	$39,124
Deferred revenue	950,119	769,730
Line of credit	4,885	6,072
Total Current Liabilities	982,175	814,926

Total Liabilities	982,175	814,926

Stockholders' Equity:
Preferred Stock, $0.001 Par value, 1,000,000 shares authorized,
No shares issued and outstanding	—	—
Common Stock, $0.001 Par value, 75,000,000 shares authorized
14,886,700 and 14,829,000 shares issued and outstanding, respectively	14,887	14,829
Stock subscription receivable	(11,000)	(11,000)
Additional paid in capital	2,171,787	2,142,995
Accumulated deficit	(1,815,775)	(1,834,782)
Total Stockholders' Equity	359,899	312,042

Total Liabilities and Stockholders' Equity	$1,342,074	$1,126,968

The accompanying notes are an integral part of these unaudited financial statements.

MOTIVATING THE MASSES, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2014	2013

Revenues	$685,300	$185,012
Costs of services	221,845	117,530

Gross Margin	463,455	67,482

Operating Expenses:
Bad debt	9,525	—
Consulting	96,148	64,670
General and administrative	105,783	92,080
Professional fees	27,400	2,829
Wages and other compensation	205,592	125,653
Total Operating Expenses	444,448	285,232

Income (Loss) from Operations	19,007	(217,750)

Other Income (Expense):
Interest expense	—	(136)
Gain on sale of assets	—	1,174
Total Other Income (Expense)	—	1,038

Net Income (Loss) Before Income Taxes	19,007	(216,712)

Provision for Income Taxes	—	—

Net Income (Loss)	$19,007	$(216,712)

Net Income (Loss) per Share - Basic and Diluted	$0.00	$(0.02)

Weighted average number of shares
outstanding - Basic and Diluted	14,858,252	14,063,233

The accompanying notes are an integral part of these unaudited financial statements.

MOTIVATING THE MASSES, INC.

STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$19,007	$(216,712)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	5,091	3,035
Gain on sale of property and equipment	—	(1,174)
Changes in Operating Assets and Liabilities
Decrease (Increase) in accounts receivables	(234,679)	147,284
Increase in intellectual property		—
Increase (decrease) in allowance for doubtful accounts	9,525	—
Increase in other receivable	200	—
Increase in prepaid expenses	(9,825)	—
Increase in deferred revenue	180,389	(63,402)
Decrease in accounts payable & accrued expenses	(11,953)	4,780
Net Cash Used in Operating Activities	(42,245)	(126,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,403)	(7,390)
Proceeds from sale of property and equipment	—	8,589
Net Cash Used In Investing Activities	(8,403)	1,199

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	—	(8,871)
Proceeds from line of credit	37,259	6,337
Repayments on line of credit	(38,446)	(7,845)
Proceeds from issuance of common stock, net of stock subscription
receivable and net of stock offering costs	28,850	84,000
Net Cash Provided by Financing Activities	27,663	73,621

Net (Decrease) Increase in Cash	(22,985)	(51,369)

Cash at Beginning of Period	232,206	595,128

Cash at End of Period	$209,221	$543,759

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$—	$136
Franchise and Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

MOTIVATING THE MASSES, INC

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

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

The balance sheet information as of December 31, 2013 was derived from the audited financial statements included in the Company’s Form 10-K filed with Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2013. These interim unaudited condensed financial statements should be read in conjunction with the Company’s most recently audited financial statements and the notes thereto in such above referenced Annual Report on Form 10-K.

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

The Company had approximately $-0- in excess of FDIC insurance limits as of March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014, accounts receivable of $849,771 consists of receivables from sales that were deemed to be deferred revenue, and are for sales to be completed after March 31, 2014. Of the amount of deferred revenue, $214,286 is from one customer.

At December 31, 2013, accounts receivable of $568,171 consists of receivables from sales that were deemed to be deferred revenue, and are for sales to be completed in the year ended December 31, 2014. Of the amount of deferred revenue, $95,833 is from one customer.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2014 and December 31, 2013, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2014 and December 31, 2013.

The Company had no assets and/or liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, respectively, using the market and income approaches.

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

Identifiable Intangible Assets

As of March 31, 2014 and December 31, 2013, $1,836, respectively of costs related to acquiring intellectual property have been capitalized. It has been determined that the intellectual property has an indefinite useful life and is not subject to amortization. However, the intellectual property will be reviewed for impairment annually or more frequently if impairment indicators arise.

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

The Company determined that there were no impairments of long-lived assets as of March 31, 2014 and December 31, 2013.

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

There were no potentially dilutive shares outstanding as of March 31, 2014 and December 31, 2013, respectively.

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Accounts receivable	$1,144,774	$910,095
Less: Allowance for doubtful accounts	(56,369)	(46,844)
	$1,088,405	$863,251

In the three months ended March 31, 2014, the Company recorded bad debt expense of $9,525 which was calculated from 5% of the ending accounts receivable balance.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at March 31, 2014 and December 31, 2013, consisted of the following:

	March 31, 2014	December 31, 2013
Equipment	$45,202	$37,796
Furniture & Fixtures	16,904	15,907
Less: Accumulated Depreciation	(37,673)	(32,582)
Net Fixed Assets	$24,433	$21,121

Depreciation expense

Depreciation expense for the three months ended March 31, 2014 and 2013 was $5,091 and $3,035, respectively.

NOTE 6 – LINE OF CREDIT

In October of 2012, the Company entered into a revolving line of credit with a financial institution in the amount of $10,000. The line of credit carries an interest rate of 6.00%, and is collateralized by certain assets of the Company. As of March 31, 2014 and December 31, 2013, the balance owed was $4,885 and $6,072, respectively.

NOTE 7 – COMMITMENTS & CONTINGENCIES

Employment Agreement

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

Service Agreement

On April 25, 2014, the Company entered into a Contracted Services Agreement (“CSA”) with The Steve Harvey Companies (“TSHC”) which was effective March 8, 2014. Pursuant to the CSA, the Company will participate in six conferences with TSHC in various U.S. locations through August 2014 and are participating in the development of additional programs to leverage books and other produces marketed by TSHC. The CSA requires TSHC to pay us $250,000 on a payment plan as follows; 3/8/14 $50,000, 5/1/14 $50,000, 7/1/14 $50,000, 8/1/14 $50,000, 9/30/14 $50,000. The Company has received the $50,000 March payment. The Company will receive 30% allocation of revenue from developed products with TSHC.

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

Rent expense was $17,058 and $9,381 for the three months ended March 31, 2014 and 2013, respectively.

Minimum future rental payments under the agreement are as follows:

2014	$51,964
2015	$40,908

NOTE 8 – RELATED PARTY TRANSACTIONS

Employment Agreement

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

Common shares issued

In the year ended December 31, 2012, the Company issued a total of 1,700,000 shares of common stock of which 1,615,000 shares of common stock were for cash of $802,500 ($0.50/share). Of the shares for cash, $5,000 has yet to be received and was recorded as a stock subscription receivable. The Company issued 15,000 shares of common stock for consulting services provided in the year ended December 31, 2012. These shares were valued at $.50/share which resulted in the Company recording an expense of $7,500. In the year ended December 31, 2012, the Company acquired the rights to the assets and intellectual property of Motivating the Teen Spirit (MTS) through a share exchange, whereby the company issued 70,000 shares of common stock to fourteen individuals in exchange for the assets and intellectual property of MTS having a value of $35,000 (See Note 9).

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

In the three months ended March 31, 2014, the Company issued 57,700 common shares for $28,850 cash.

NOTE 10 – SUBSEQUENT EVENTS

Management was evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist through the date of this filing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our Form 10-K filed on March 28, 2014, and other filings we make with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report, and in our Form 10-K filed on March 28, 2014.

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

The company has also employed new coaches that will broaden the capacity and depth for coaching clients.  With a broader, deeper product mix, the company anticipates it will be able to attain and maintain profitability by the summer of 2014.

Going Concern

The Company has an accumulated deficit of $1,815,775 from inception to March 31, 2014. To date management has been able to finance the initial phase of implementation of the Company’s business plan via private placements of its common stock. Management plans to initiate and grow the Company’s business of providing top-quality professional development and coaching products and services.

Revenues

Revenues for the three months ended March 31, 2014 were $685,300 compared to $185,012 for the three months ended March 31, 2013 which was an increase of $500,288. The increase in revenues was mainly due to an increase in sales from training workshop seminars and events. It should also be noted that in the three months ended March 31, 2013, a major event was postponed till later in the year.

The Company generates a significant amount of their revenue from holding event seminars and/or multi-day conferences which are usually held during the last three to six months of each calendar year. Due to the seasonal timing when these event seminars and/or multi day conferences are held, the Company will recognize a significant amount of their revenue in the later part of each year. As a result of these seminars and/or multi day conferences, the Company is able to generate multi-month (anywhere from two to twelve months in term) consulting contracts. Therefore, the revenues reported for the first quarter ended March 31, when annualized, may be substantially lower than the revenues reported for the full fiscal year.

Cost of Revenues

The gross margin for the three months ended March 31, 2014 was 68% of sales compared to 36% for the three months ended March 31, 2013. The sharp increase in gross margin was due to a few factors. One being that the event locations in the first quarter of 2013 required higher costs of travel to get to. Another factor was increased website sales which have a low cost associated. Since March 31, 2013, the Company has revised its compensation plan to coaches whereby they became employees and will receive less coaching commissions which increased the gross margin. The Company believes that restructuring coaching costs and continuing to invest in website production will lead to increased revenues and lower costs of services in the future.

Operating Activities

For the three months ended March 31, 2014 and 2013

Total operating income for the three months ended March 31, 2014 was $19,007 as compared to a loss for the three months ended March 31, 2013, of $216,712 which was an increase of $235,719.

Operating expenses were $444,448 for the three months ended March 31, 2014 compared to $285,232 for the three months ended March 31, 2013. The major increase was in Wages and other compensation which rose to $205,592 from $125,653 due to hiring consultants as employees.

Bad debt expense was $9,525 for the three months ended March 31, 2014 as compared to $0 for the three months ended March 31, 2013. The increase is due to more accounts receivable.

Consulting expense was $96,148 for the three months ended March 31, 2014 as compared to $64,670 for the three months ended March 31, 2014, resulting in an increase of $31,478. The increase was from the Company hiring additional consultants.

Professional fees were $27,400 for the three months ended March 31, 2014 as compared to $2,829 for the threee months ended March 31, 2013, resulting in an increase of $24,571. The increase was due to more professional services needed as we became a reporting company.

Liquidity and Capital Resources

For the three months ended March 31, 2014 and 2013

Our cash balance is $209,221 as of March 31, 2014 as compared to $232,206 as of December 31, 2013. We expect that we will have adequate funds available to pay for our minimum level of operations for the next twelve months.

As of March 31, 2014, total current assets were $1,309,376 compared to $1,097,582 at December 31 2013. The increase of $211,794 in current assets is mainly a result of an increase in accounts receivable.

As of March 31, 2014, total current liabilities were $982,175 which consists of $27,171 of accounts payable and accrued expenses and $950,119 of deferred revenues and $4,885 of credit line payable. As of December 31, 2013, total current liabilities were $814,926, which consisted of $39,124 of accounts payable and accrued expenses, $769,730 of deferred revenues and $6,072 of line of credit. The increase in our current liabilities is mainly due to the increase in deferred revenues which represents income to be recognized in the future as services are provided.

During the three months ended March 31, 2014, net cash used by operating activities was $42,245 consisting of $5,091 in depreciation, $234,679 increase in accounts receivable, $9,525 in bad debt, $200 in decrease of advances to related parties, $9,825 in prepaids, $180,389 in deferred revenues and $11,953 in accounts payable. During the three months ended March 31, 2013, net cash used by operating activities were $126,189 consisting of $3,035 in depreciation, $1,174 in gain on sale of property and equipment, $147,284 of accounts receivable, $63,402 in deferred revenues being recognized and $4,780 in accounts payable and accrued expenses.

Net cash used in investing activities for the three months ended March 31, 2014 were $8,403 from the purchase of equipment and furniture. Net cash provided in investing activities for the three months ended March 31, 2013 were $1,199 consisting of $7,309 in purchase of equipment and furniture and $8,589 in proceeds from the sale of equipment.

Net cash provided from financing activities for the three months ended March 31, 2014, were $27,663 consisting of $28,850 in net proceeds from the private sale of common shares and $1,187 in net payments on line of credit. Net cash provided from financing activities for the three months ended March 31, 2013, were $73,621 consisting of $84,000 in net proceeds from the private sale of common shares, $8,871 in repayment of notes payable and $1,508 in net payments on line of credit.

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

Seasonality

We anticipate our business will be affected by seasonal factors. The Company generates a significant amount of their revenue from holding event seminars and/or multi-day conferences in the last three to six months of each calendar year. Due to the seasonal timing when these event seminars and/or multi day conferences are held, the Company will recognize a significant amount of their revenue in the later part of each year.

Impact of Inflation

General inflation in the economy has driven the operating expenses of many businesses higher. We will continuously seek methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While we are subject to inflation as described above, our management believes that inflation currently does not have a material effect on our operating results. However, inflation may become a factor in the future.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies include revenue recognition and impairment of long-lived assets.

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Sales are recorded when products are shipped to customers and/or when services are provided. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

We evaluate our long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Quantitative and Qualitative Disclosures About Market Risk

We conduct all of our transactions, including those with foreign suppliers and customers, in U.S. dollars. We are therefore not directly subject to the risks of foreign currency fluctuations and do not hedge or otherwise deal in currency instruments in an attempt to minimize such risks. Demand from foreign customers and the ability or willingness of foreign suppliers to perform their obligations to us may be affected by the relative change in value of such customer or supplier’s domestic currency to the value of the U.S. dollar. Furthermore, changes in the relative value of the U.S. dollar may change the price of our products relative to the prices of our foreign competitors.

Stock-Based Compensation

We recognize compensation cost for stock-based awards based on the estimated fair value of the award on date of grant. We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period.

Recently Issued Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update were effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We are currently evaluating the impact, if any, that the adoption of this pronouncement may have on our results of operations or financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change in our market risks since the end of the fiscal year 2013.

Item 4. Controls and Procedures.

See Item 4(T) below.

Item 4(T). Controls and Procedures.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq. ) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure and Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2014 due to the lack of accounting personnel. We intend to hire additional employees when we obtain sufficient capital.

Changes in Internal Controls over Financial Reporting. There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Motivating the Masses, Inc. is not engaged in any litigation at the present time, and management is unaware of any claims or complaints that could result in future litigation. Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 15, 2014, the Company issued 5,700 unregistered common shares to David Patterson for $2,850 cash. The shares issued to Mr. Patterson were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On February 10, 2014, the Company issued 8,000 unregistered common shares to Lee Richter for $4,000 cash. The shares issued to Mr. Lee were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On February 13, 2014, the Company issued 24,000 unregistered common shares to Leslie Stein for $12,000 cash. The shares issued to Mr. Stein were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On February 25, 2014, the Company issued 20,000 unregistered common shares to Reimann Family Trust for $10,000 cash. The shares issued to Reimann Family Trust were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		S-1		3.1	3/27/2013
3.2	Corporate By-Laws		S-1		3.2	3/27/2013
3.3	Amendment to Articles of Incorporation dated February 28, 2013		S-1/A		3.3	6/6/2013
10.1	Employment Agreement between Motivating the Masses and Susie Carder dated January 3, 2013		10-K		10.1	6/6/2013
10.2	Employment Agreement between Motivating the Masses and Lisa Nichols dated January 3, 2013		10-K		10.2	9/16/13
10.3	Employment Agreement between Motivating the Masses and Lisa Nichols dated January 3, 2014		10-K		10.3	3/28/14
10.4	Employment Agreement between Motivating the Masses and Susie Carder dated January 3, 2014		10-K		10.4	3/28/14
10.5	Employment Agreement between Motivating the Masses and Alex Henderson dated January 3, 2014		10-K		10.5	3/28/14
10.6	Sublease agreement dated July 1, 2012		10-K		10.6	3/28/14
10.7	Service agreement between Motivating the Masses and The Steve Harvey Companies (TSHC)		8-K		10.1	5/1/14
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer	X
32.1	Section 1350 certification of Chief Executive Officer	X
32.2	Section 1350 certification of principal financial and accounting officer	X

* In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTIVATING THE MASSES

May 15, 2014	By: /s/ Lisa Nichols Lisa Nichols, Chief Executive Officer (Principal Executive Officer)

May 15, 2014	By: /s/ Alex Henderson Alex Henderson, Chief Financial Officer (Principal Financial Officer)

