Form 10-Q
period 2014-06-30
MOTIVATING THE MASSES INC
filed 2014-08-13
CIK 1107796

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At August 13, 2014, the registrant had outstanding 15,214,300 shares of common stock.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MOTIVATING THE MASSES, INC
BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2014	2013
ASSETS

Current Assets:
Cash and cash equivalents	$100,505	$232,206
Accounts receivable, net	1,431,151	863,251
Prepaids	5,000	1,925
Other receivable	—	200
Total Current Assets	1,536,656	1,097,582

Property and equipment, net	25,259	21,121

Other Assets:
Deposits	46,302	6,429
Intellectual property	1,836	1,836
Total Other Assets	48,138	8,265

Total Assets	$1,610,053	$1,126,968

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$36,427	$39,124
Deferred revenue	894,310	769,730
Line of credit	5,278	6,072
Total Current Liabilities	936,015	814,926

Total Liabilities	936,015	814,926

Stockholders' Equity:
Preferred Stock, $0.001 Par value, 1,000,000 shares authorized,
No shares issued and outstanding	—	—
Common Stock, $0.001 Par value, 75,000,000 shares authorized
15,176,700 and 14,829,000 shares issued and outstanding, respectively	15,177	14,829
Stock subscription receivable	(11,000)	(11,000)
Additional paid in capital	2,316,496	2,142,995
Accumulated deficit	(1,646,635)	(1,834,782)
Total Stockholders' Equity	674,038	312,042

Total Liabilities and Stockholders' Equity	$1,610,053	$1,126,968

The accompanying notes are an integral part of these unaudited financial statements.

MOTIVATING THE MASSES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$987,922	$476,958	$1,673,222	$661,970
Costs of services	363,444	300,213	585,289	417,743

Gross Margin	624,478	176,745	1,087,933	244,227

Operating Expenses:
Bad debt	18,955	15,057	28,480	15,057
Consulting	104,002	110,787	200,150	175,457
General and administrative	175,568	87,275	281,381	179,768
Professional fees	15,500	1,624	42,900	4,453
Wages and other compensation	141,329	81,846	346,921	207,499
Total Operating Expenses	455,354	296,589	899,832	582,234

Income (Loss) from Operations	169,124	(119,844)	188,101	(338,007)

Other Income (Expense):
Interest expense	—	(36)	—	(72)
Interest income	16	137	46	313
Gain on sale of assets	—	—	—	1,174
Total Other Income (Expense)	16	101	46	1,415

Net Income (Loss) Before Income Taxes	169,140	(119,743)	188,147	(336,592)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$169,140	$(119,743)	$188,147	$(336,592)

Net Income (Loss) per Share - Basic and Diluted	$0.01	$(0.01)	$0.01	$(0.02)

Weighted average number of shares
outstanding - Basic and Diluted	15,010,895	14,478,229	15,016,441	14,252,031

The accompanying notes are an integral part of these unaudited financial statements.

MOTIVATING THE MASSES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$188,147	$(336,592)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	7,857	3,035
Gain on sale of property and equipment	—	(1,174)
Bad debt	28,480	15,057
Changes in Operating Assets and Liabilities
Decrease (Increase) in accounts receivables	(596,380)	132,227
Increase in other receivable	200	—
Increase in prepaid expenses	(3,325)	—
Increase in deferred revenue	124,579	(63,402)
Decrease in deposits	(39,623)	—
Decrease in accounts payable & accrued expenses	(2,697)	4,780
Net Cash Used in Operating Activities	(292,762)	(246,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,995)	(7,390)
Proceeds from sale of property and equipment	—	8,589
Net Cash Used In Investing Activities	(11,995)	1,199

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	—	(8,871)
Proceeds from line of credit	37,265	6,337
Repayments on line of credit	(38,059)	(7,845)
Proceeds from issuance of common stock, net of stock subscription
receivable and net of stock offering costs	173,850	84,000
Net Cash Provided by Financing Activities	173,056	73,621

Net (Decrease) Increase in Cash	(131,701)	(171,249)

Cash at Beginning of Period	232,206	595,128

Cash at End of Period	$100,505	$423,879

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$—	$136
Franchise and Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

MOTIVATING THE MASSES, INC

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

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

The Company had approximately $-0- in excess of FDIC insurance limits as of June 30, 2014 and December 31, 2013, respectively.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. At June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

Fair value of financial instruments

The Company adopted the provisions of FASB ASC 820 (the “Fair Value Topic”) which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.

The Fair Value Topic defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. It also establishes a fair value hierarchy, which prioritizes the valuation inputs into six broad levels.

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

The Company had no assets and/or liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, respectively, using the market and income approaches.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method over the assets estimated useful life of six (3) years for equipment, (5) years for automobile, and (7) years for furniture and fixtures. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Identifiable Intangible Assets

As of June 30, 2014 and December 31, 2013, $1,836, respectively of costs related to acquiring intellectual property have been capitalized. It has been determined that the intellectual property has an indefinite useful life and is not subject to amortization. However, the intellectual property will be reviewed for impairment annually or more frequently if impairment indicators arise.

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

The Company determined that there were no impairments of long-lived assets as of June 30, 2014 and December 31, 2013.

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

There were no potentially dilutive shares outstanding as of June 30, 2014 and December 31, 2013, respectively.

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Accounts receivable	$1,506,475	$910,095
Less: Allowance for doubtful accounts	(75,324)	(46,844)
	$1,431,151	$863,251

In the six months ended June 30, 2014, the Company recorded bad debt expense of $28,480 which was calculated from 5% of the ending accounts receivable balance.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at June 30, 2014 and December 31, 2013, consisted of the following:

	June 30, 2014	December 31, 2013
Equipment	$48,794	$37,796
Furniture & Fixtures	16,904	15,907
Less: Accumulated Depreciation	(40,439)	(32,582)
Net Fixed Assets	$25,259	$21,121

Depreciation expense

Depreciation expense for the six months ended June 30, 2014 and 2013 was $7,857 and $3,035, respectively.

NOTE 6 – LINE OF CREDIT

In October of 2012, the Company entered into a revolving line of credit with a financial institution in the amount of $10,000. The line of credit carries an interest rate of 6.00%, and is collateralized by certain assets of the Company. As of June 30, 2014 and December 31, 2013, the balance owed was $5,278 and $6,072, respectively.

NOTE 7 – DEFERRED REVENUES

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

As of June 30, 2014 and December 31, 2013, the Company has a deferred revenues balance of $894,310 and $769,730.

NOTE 8 – COMMITMENTS & CONTINGENCIES

Employment Agreement

On January 1, 2014, the Company’s signed employment agreements with its six officers who also make up the Board of Directors. Each employment agreement is for one year starting January 1, 2014. The employment agreement with the Company’s Chief Executive Officer Lisa Nichols calls for an annual salary of $125,000. The employment agreement with the Company’s President and Chief Operating Officer Susie Carder calls for an annual salary of $100,000. The employment agreement with the Company’s Chief Financial Officer Alex Henderson calls for an annual salary of $80,000. The employment agreements to the six officers stipulate a potential bonus at the discretion of the Board of Directors.

Service Agreement

On April 25, 2014, the Company entered into a Contracted Services Agreement (“CSA”) with The Steve Harvey Companies (“TSHC”) which was effective March 8, 2014. Pursuant to the CSA, the Company will participate in six conferences with TSHC in various U.S. locations through August 2014 and are participating in the development of additional programs to leverage books and other produces marketed by TSHC. The CSA requires TSHC to pay us $250,000 on a payment plan as follows; 3/8/14 $50,000, 5/1/14 $50,000, 7/1/14 $50,000, 8/1/14 $50,000, 9/30/14 $50,000. The Company has received the $50,000 March payment. The Company will receive 30% allocation of revenue from developed products with TSHC. In May of 2014, the company elected to change the payment option election to Option No. 2 in the contract. This Option No. 2 allowed for the balance due of $200,000 to be paid in full on August 30, 2014.

Lease

The Company currently occupies office space at 2121 Palomar Airport Road, Carlsbad, California. The Company signed an eleven month sublease agreement starting September 1, 2011 to July 31, 2012 for $3,159 per month. In July of 2012, the Company signed a new six year lease for the same office space starting August 1, 2012, for $3,127 a month for the first year, $5,686 a month for the second year, and $5,844 a month for the third year.

Minimum future rental payments under the agreement are as follows:

2014	$34,643
2015	$40,908

NOTE 9 – RELATED PARTY TRANSACTIONS

Employment Agreement

On January 1, 2014, the Company’s signed employment agreements with its six officers who also make up the Board of Directors. Each employment agreement is for one year starting January 1, 2014. The employment agreement with the Company’s Chief Executive Officer Lisa Nichols calls for an annual salary of $125,000. The employment agreement with the Company’s President and Chief Operating Officer Susie Carder calls for an annual salary of $100,000. The employment agreement with the Company’s Chief Financial Officer Alex Henderson calls for an annual salary of $80,000. The employment agreements to the six officers stipulate a potential bonus at the discretion of the Board of Directors.

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

In the six months ended June 30, 2014, the Company issued 347,700 common shares for $173,850 cash.

NOTE 11 – SUBSEQUENT EVENTS

Management was evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that, other than listed below, no material subsequent events exist through the date of this filing.

  1.    In July of 2014, the Company issued 37,600 shares of common stock for $18,800 cash.

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

Going Concern

The Company has an accumulated deficit of $1,646,635 at June 30, 2014. To date management has been able to finance the initial phase of implementation of the Company’s business plan via private placements of its common stock. Management plans to initiate and grow the Company’s business of providing top-quality professional development and coaching products and services.

Revenues

Revenues for the six months ended June 30, 2014 were $1,673,222 compared to $661,970 for the six months ended June 30, 2013 which was an increase of $1,011,252. The increase in revenues was mainly due to an increase in sales from training workshop seminars and events. Moreover, toward the end of 2013, the Company developed a product series named World Class Speakers Alliance which we have begun selling with much success in our events throughout the six months ended June 30, 2014. The Company plans on marketing for this product directly in the next quarter.

The Company generates a significant amount of their revenue from holding event seminars and/or multi-day conferences which are usually held during the last six months of each calendar year. Due to the seasonal timing when these event seminars and/or multi day conferences are held, the Company will recognize a significant amount of their revenue in the later part of each year. As a result of these seminars and/or multi day conferences, the Company is able to generate multi-month (anywhere from two to twelve months in term) consulting contracts. Therefore, the revenues reported for the first two quarters ended June 30, when annualized, may be substantially lower than the revenues reported for the full fiscal year.

Cost of Revenues

The gross margin for the six months ended June 30, 2014 was 65% of sales compared to 37% for the six months ended June 30, 2013. The sharp increase in gross margin was due to a few factors. One being that the event locations in the first two quarters of 2013 required higher costs of travel to get to. Another factor was increased website sales which have a low cost associated. Since June 30, 2013, the Company has revised its compensation plan to coaches whereby they became employees and will receive less coaching commissions which increased the gross margin. The Company believes that restructuring coaching costs and continuing to invest in website production will lead to increased revenues and lower costs of services in the future.

Operating Activities

For the three months ended June 30, 2014 and 2013

Total operating income for the three months ended June 30, 2014 was $169,124 as compared to a loss for the three months ended June 30, 2013, of $119,844 which was an increase of $288,968.

Operating expenses were $455,354 for the three months ended June 30, 2014 compared to $296,589 for the three months ended June 30, 2013.

Bad debt expense was $18,955 for the three months ended June 30, 2014 as compared to $15,057 for the three months ended June 30, 2013. The increase is due to more accounts receivable.

Consulting expense was $104,002 for the three months ended June 30, 2014 as compared to $110,787 for the three months ended June 30, 2014, resulting in a decrease of $6,785. The decrease was minimal as the Company has regular consulting fees.

Professional fees were $15,500 for the three months ended June 30, 2014 as compared to $1,624 for the three months ended June 30, 2013, resulting in an increase of $13,876. The increase was due to more professional services needed as we became a reporting company.

Wages and other compensation were $141,329 for the three months ended June 30, 2014 as compared to $81,846 for the three months ended June 30, 2013, resulting in an increase of $59,483. The increase was due to additional employees hired as operations expanded.

For the six months ended June 30, 2014 and 2013

Total operating income for the six months ended June 30, 2014 was $188,101 as compared to a loss for the six months ended June 30, 2013, of $338,007 which was an increase of $526,108.

Operating expenses were $899,832 for the six months ended June 30, 2014 compared to $582,234 for the six months ended June 30, 2013. The major increase was wages and other compensation which rose to $346,921 from $207,499 due to hiring consultants as employees.

Bad debt expense was $28,480 for the six months ended June 30, 2014 as compared to $15,057 for the six months ended June 30, 2013. The increase is due to more accounts receivable.

Consulting expense was $200,150 for the six months ended June 30, 2014 as compared to $175,457 for the six months ended June 30, 2014, resulting in an increase of $24,693. The increase was from the Company hiring additional consultants.

Professional fees were $42,900 for the six months ended June 30, 2014 as compared to $4,453 for the six months ended June 30, 2013, resulting in an increase of $38,447. The increase was due to more professional services needed as we became a reporting company.

Wages and other compensation were $346,921 for the six months ended June 30, 2014 as compared to $207,499 for the six months ended June 30, 2013, resulting in an increase of $139,422. The increase was due to additional employees hired as operations expanded.

Liquidity and Capital Resources

For the six months ended June 30, 2014 and 2013

Our cash balance is $100,505 as of June 30, 2014 as compared to $232,206 as of December 31, 2013.

As of June 30, 2014, total current assets were $1,536,656 compared to $1,097,582 at December 31 2013. The increase of $439,074 in current assets is mainly a result of an increase in accounts receivable.

As of June 30, 2014, total current liabilities were $936,015 as compared to $814,926 on December 31, 2013. The increase in our current liabilities is mainly due to the increase in deferred revenues which represents income to be recognized in the future as services are provided.

During the six months ended June 30, 2014, net cash used by operating activities was $292,762 consisting of $7,857 in depreciation, $596,380 increase in accounts receivable, $28,480 in bad debt, $200 in decrease of advances to related parties, $3,325 in prepaids, $124,579 in deferred revenues, $39,623 in deposits and $2,697 in accounts payable. During the six months ended June 30, 2013, net cash used by operating activities were $328,012 consisting of $6,020 in depreciation, $1,174 in gain on sale of property and equipment, $65,713 of accounts receivable, $3,127 in prepaids, $52,899 in deferred revenues being recognized and $4,618 in accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2014 were $11,995 from the purchase of equipment and furniture. Net cash provided in investing activities for the six months ended June 30, 2013 were $1,199 consisting of $7,309 in purchase of equipment and furniture and $8,589 in proceeds from the sale of equipment.

Net cash provided from financing activities for the six months ended June 30, 2014, were $173,056 consisting of $173,850 in net proceeds from the private sale of common shares, $37,265 in proceeds from line of credit and $38,059 in payments on line of credit. Net cash provided from financing activities for the six months ended June 30, 2013, were $75,129 consisting of $84,000 in net proceeds from the private sale of common shares and $8,871 in repayment of notes payable.

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

Seasonality

We anticipate our business will be affected by seasonal factors. The Company generates a significant amount of their revenue from holding event seminars and/or multi-day conferences in the last six to six months of each calendar year. Due to the seasonal timing when these event seminars and/or multi day conferences are held, the Company will recognize a significant amount of their revenue in the later part of each year.

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

Evaluation of Disclosure and Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at June 30, 2014 due to the lack of accounting personnel. We intend to hire additional employees when we obtain sufficient capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 15, 2014, the Company issued 5,700 unregistered common shares to David Patterson for $2,850 cash. The shares issued to Mr. Patterson were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On February 10, 2014, the Company issued 8,000 unregistered common shares to Lee Richter for $4,000 cash. The shares issued to Mr. Lee were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On February 13, 2014, the Company issued 24,000 unregistered common shares to Leslie Stein for $12,000 cash. The shares issued to Mr. Stein were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On February 25, 2014, the Company issued 20,000 unregistered common shares to Reimann Family Trust for $10,000 cash. The shares issued to Reimann Family Trust were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On May 4, 2014, the Company issued 100,000 unregistered common shares to Nicholas Katovsky for $50,000 cash. The shares issued to Katovsky were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On May 20, 2014, the Company issued 20,000 unregistered common shares to Shemika Merphy for $10,000 cash. The shares issued to Shemika Merphy were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On May 21, 2014, the Company issued 20,000 unregistered common shares to Catherine Bonin for $10,000 cash. The shares issued to Catherine Bonin were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On May 21, 2014, the Company issued 20,000 unregistered common shares to Peter Beshara and Sylvia Toepfer for $10,000 cash. The shares issued to Beshara Toepfer were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On May 25, 2014, the Company issued 30,000 unregistered common shares to Felicia Newsome and Patricia Dowe for $15,000 cash. The shares issued to Newsome Dowe were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On May 25, 2014, the Company issued 20,000 unregistered common shares to Frederica Browne for $10,000 cash. The shares issued to Frederica Browne were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On June 2, 2014, the Company issued 20,000 unregistered common shares to Lynne Cessante for $10,000 cash. The shares issued to Cessante were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On June 12, 2014, the Company issued 20,000 unregistered common shares to Theresa Hoermann for $10,000 cash. The shares issued to Hoermann were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On June 20, 2014, the Company issued 20,000 unregistered common shares to Dr. Anthony Charles for $10,000 cash. The shares issued to Dr. Anthony Charles were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On June 30, 2014, the Company issued 20,000 unregistered common shares to Kim Warren Martin for $10,000 cash. The shares issued to Kim Warren Martin were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On July 15, 2014, the Company issued 37,600 unregistered common shares to Daniel Drew for $18,800 cash. The shares issued to Daniel Drew were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

Item 3. Defaults Upon Senior Securities.

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

MOTIVATING THE MASSES

August 13, 2014	By: /s/ Lisa Nichols Lisa Nichols, Chief Executive Officer (Principal Executive Officer)

August 13, 2014	By: /s/ Alex Henderson Alex Henderson, Chief Financial Officer (Principal Financial Officer)
22