Form 10-Q
period 2014-09-30
MOTIVATING THE MASSES INC
filed 2014-11-14
CIK 1107796

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At November 7, 2014, the registrant had outstanding 15,314,300 shares of common stock.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MOTIVATING THE MASSES, INC
BALANCE SHEETS

	(Unaudited)		(Audited)
	September 30,		December 31,
	2014		2013
ASSETS

Current Assets:
Cash and cash equivalents	$ 71,204		$ 232,206
Accounts receivable, net	1,287,722		863,251
Prepaids	-		1,925
Other receivable	-		200
Total Current Assets	1,358,926		1,097,582

Property and equipment, net	26,214		21,121

Other Assets:
Deposits	79,190		6,429
Intellectual property	1,836		1,836
Total Other Assets	81,026		8,265

Total Assets	$ 1,466,166		$ 1,126,968

LIABILITIES AND STOCKHOLDERS' EQUITY

	Current Liabilities:
	Accounts payable and accrued expenses	$ 38,066	$ 39,124
	Deferred revenue	721,917	769,730
	Line of credit	5,886	6,072
	Total Current Liabilities	765,869	814,926

	Total Liabilities	765,869	814,926

	Stockholders' Equity:
	Preferred Stock, $0.001 Par value, 1,000,000 shares authorized,
	No shares issued and outstanding	-	-
	Common Stock, $0.001 Par value, 75,000,000 shares authorized
	15,314,300 and 14,829,000 shares issued and outstanding, respectively	15,314	14,829
	Stock subscription receivable	(11,000)	(11,000)
	Additional paid in capital	2,385,160	2,142,995
	Accumulated deficit	(1,689,177)	(1,834,782)
	Total Stockholders' Equity	700,297	312,042

	Total Liabilities and Stockholders' Equity	$ 1,466,166	$ 1,126,968

The accompanying notes are an integral part of these unaudited financial statements.

MOTIVATING THE MASSES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$597,983	$404,785	$2,271,205	$1,060,258
Costs of services	211,295	249,656	796,584	644,074

Gross Margin	386,688	155,129	1,474,621	416,184

Operating Expenses:
Bad debt	—	41,889	28,480	56,946
Consulting	69,059	47,253	269,209	219,964
General and administrative	141,139	76,860	422,520	215,771
Professional fees	13,062	12,700	55,962	17,089
Wages and other compensation	205,973	220,758	552,894	485,872
Total Operating Expenses	429,233	399,460	1,329,065	995,642

Income (Loss) from Operations	(42,545)	(244,331)	145,556	(579,458)

Other Income (Expense):
Interest expense	—	—	—	(136)
Interest income	3	—	49	—
Gain on sale of assets	—	—	—	1,174
Total Other Income (Expense)	3	—	49	1,038

Net Income (Loss) Before Income Taxes	(42,542)	(244,331)	145,605	(578,420)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(42,542)	$(244,331)	$145,605	$(578,420)

Net Income (Loss) per Share - Basic and Diluted	$(0.00)	$(0.02)	$0.01	$(0.04)

Weighted average number of shares
outstanding - Basic and Diluted	15,221,355	14,445,702	15,119,865	14,236,246

The accompanying notes are an integral part of these unaudited financial statements.

MOTIVATING THE MASSES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$145,605	$(578,420)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	12,582	9,053
Gain on sale of property and equipment	—	(1,174)
Bad debt	28,480	56,946
Changes in Operating Assets and Liabilities
Decrease (Increase) in accounts receivables	(451,252)	(64,488)
Increase in other receivable	200	(3,000)
Decrease (Increase) in prepaid expenses	1,675	(11,425)
Increase in deferred revenue	(47,813)	84,615
Increase in deposits	(72,511)	—
Decrease in accounts payable & accrued expenses	(2,757)	(18,977)
Net Cash Used in Operating Activities	(385,791)	(526,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,675)	(9,924)
Proceeds from sale of property and equipment	—	8,589
Net Cash Used In Investing Activities	(17,675)	(1,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	—	(8,871)
Proceeds from line of credit	37,265	70,804
Repayments on line of credit	(37,451)	(66,706)
Proceeds from issuance of common stock, net of stock subscription
receivable and net of stock offering costs	242,650	316,300
Net Cash Provided by Financing Activities	242,464	311,527

Net (Decrease) Increase in Cash	(161,002)	(216,678)

Cash at Beginning of Period	232,206	595,128

Cash at End of Period	$71,204	$378,450

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$—	$136
Franchise and Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

MOTIVATING THE MASSES, INC

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

The Company had approximately $-0- in excess of FDIC insurance limits as of September 30, 2014 and December 31, 2013, respectively.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. At September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

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

The Company had no assets and/or liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, respectively, using the market and income approaches.

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

Identifiable Intangible Assets

As of September 30, 2014 and December 31, 2013, $1,836, respectively of costs related to acquiring intellectual property have been capitalized. It has been determined that the intellectual property has an indefinite useful life and is not subject to amortization. However, the intellectual property will be reviewed for impairment annually or more frequently if impairment indicators arise.

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

The Company determined that there were no impairments of long-lived assets as of September 30, 2014 and December 31, 2013.

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

There were no potentially dilutive shares outstanding as of September 30, 2014 and December 31, 2013, respectively.

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Accounts receivable	$1,351,578	$910,095
Less: Allowance for doubtful accounts	(63,856)	(46,844)
	$1,287,722	$863,251

In the nine months ended September 30, 2014, the Company recorded bad debt expense of $28,480 which was calculated from 5% of the ending accounts receivable balance.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at September 30, 2014 and December 31, 2013, consisted of the following:

	September 30, 2014	December 31, 2013
Equipment	$54,475	$37,796
Furniture & Fixtures	16,904	15,907
Less: Accumulated Depreciation	(45,165)	(32,582)
Net Fixed Assets	$26,214	$21,121

Depreciation expense

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $12,582 and $9,053, respectively.

NOTE 6 – LINE OF CREDIT

In October of 2012, the Company entered into a revolving line of credit with a financial institution in the amount of $10,000. The line of credit carries an interest rate of 6.00%, and is collateralized by certain assets of the Company. As of September 30, 2014 and December 31, 2013, the balance owed was $5,886 and $6,072, respectively.

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

As of September 30, 2014 and December 31, 2013, the Company has a deferred revenues balance of $721,917 and $769,730.

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

Service Agreement

On April 25, 2014, the Company entered into a Contracted Services Agreement (“CSA”) with The Steve Harvey Companies (“TSHC”) which was effective March 8, 2014. Pursuant to the CSA, the Company will participate in six conferences with TSHC in various U.S. locations through August 2014 and are participating in the development of additional programs to leverage books and other produces marketed by TSHC. The CSA requires TSHC to pay us $250,000 on a payment plan as follows; 3/8/14 $50,000, 5/1/14 $50,000, 7/1/14 $50,000, 8/1/14 $50,000, 9/30/14 $50,000. The Company has received the $50,000 March payment. The Company will receive 30% allocation of revenue from developed products with TSHC. In May of 2014, the company elected to change the payment option election to Option No. 2 in the contract. This Option No. 2 allowed for the balance due of $200,000 to be paid in full on August 30, 2014. As of September 30, 2014, the Company is owed $200,000 by TSHC. See Note 11, subsequent event footnote, disclosure regarding payment of $75,000 in October.

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

Minimum future rental payments under the agreement are as follows:

2014	$17,269
2015	$40,908

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

In the nine months ended September 30, 2014, the Company issued 485,300 common shares for $242,650 cash.

NOTE 11 – SUBSEQUENT EVENTS

Management was evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that, other than listed below, no material subsequent events exist through the date of this filing.

  1. In October, The Steve Harvey Companies paid $75,000 pursuant to the Contracted Services Agreement.
12

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

Going Concern

The Company has an accumulated deficit of $1,689,177 at September 30, 2014. To date management has been able to finance the initial phase of implementation of the Company’s business plan via private placements of its common stock. Management plans to initiate and grow the Company’s business of providing top-quality professional development and coaching products and services.

Revenues

Revenues for the nine months ended September 30, 2014 were $2,271,205 compared to $1,060,258 for the nine months ended September 30, 2013 which was an increase of $1,210,947. The increase in revenues was mainly due to an increase in sales from training workshop seminars and events. Moreover, toward the end of 2013, the Company developed a product series named World Class Speakers Alliance which we have begun selling with much success in our events throughout the nine months ended September 30, 2014.

The Company generates a significant amount of their revenue from holding event seminars and/or multi-day conferences which are usually held during the last nine months of each calendar year. Due to the seasonal timing when these event seminars and/or multi day conferences are held, the Company will recognize a significant amount of their revenue in the later part of each year. As a result of these seminars and/or multi day conferences, the Company is able to generate multi-month (anywhere from two to twelve months in term) consulting contracts. Therefore, the revenues reported for the three quarters ended September 30, when annualized, may be substantially lower than the revenues reported for the full fiscal year.

Cost of Revenues

The gross margin for the nine months ended September 30, 2014 was 65% of sales compared to 39% for the nine months ended September 30, 2013. The sharp increase in gross margin was due to a few factors. One being that the event locations in the first three quarters of 2013 required higher costs of travel to get to. Another factor was increased website sales which have a low cost associated. Since September 30, 2013, the Company has revised its compensation plan to coaches whereby they became employees and will receive less coaching commissions which increased the gross margin. The Company believes that restructuring coaching costs and continuing to invest in website production will lead to increased revenues and lower costs of services in the future.

Operating Activities

For the three months ended September 30, 2014 and 2013

Total operating loss for the three months ended September 30, 2014 was $42,545 as compared to $244,331 for the three months ended September 30, 2013, which was a decrease of $201,786.

Operating expenses were $429,233 for the three months ended September 30, 2014 compared to $399,460 for the three months ended September 30, 2013, which was an increase of $29,773.

Bad debt expense was $-0- for the three months ended September 30, 2014 as compared to $41,889 for the three months ended September 30, 2013. The increase is due to more accounts receivable.

Consulting expense was $69,059 for the three months ended September 30, 2014 as compared to $47,253 for the three months ended September 30, 2014, resulting in an increase of $21,806. The increase was minimal as the Company has regular consulting fees.

Professional fees were $13,062 for the three months ended September 30, 2014 as compared to $12,700 for the three months ended September 30, 2013, resulting in an increase of $362. The increase was minimal as our professional services such as accounting, auditing and legal are fairly constant.

Wages and other compensation were $205,973 for the three months ended September 30, 2014 as compared to $220,758 for the three months ended September 30, 2013, resulting in a decrease of $14,785. The decrease was minimal as our staff has been consistent the past year as we’ve expanded operations.

For the nine months ended September 30, 2014 and 2013

Total operating income for the nine months ended September 30, 2014 was $145,556 as compared to a loss for the nine months ended September 30, 2013, of $579,458 which was an increase of $433,902.

Operating expenses were $1,329,065 for the nine months ended September 30, 2014 compared to $995,642 for the nine months ended September 30, 2013. The major increase was general and administrative costs which increased with our expanded operations.

Bad debt expense was $28,480 for the nine months ended September 30, 2014 as compared to $56,946 for the nine months ended September 30, 2013. The decrease is due to less accounts receivable.

Consulting expense was $269,209 for the nine months ended September 30, 2014 as compared to $219,964 for the nine months ended September 30, 2014, resulting in an increase of $49,245. The increase was from the Company hiring additional consultants.

Professional fees were $55,962 for the nine months ended September 30, 2014 as compared to $17,089 for the nine months ended September 30, 2013, resulting in an increase of $38,873. The increase was due to more professional services needed as we became a reporting company.

Wages and other compensation were $552,894 for the nine months ended September 30, 2014 as compared to $485,872 for the nine months ended September 30, 2013, resulting in an increase of $67,022. The increase was due to additional employees hired as operations expanded.

Liquidity and Capital Resources

For the nine months ended September 30, 2014 and 2013

Our cash balance is $71,204 as of September 30, 2014 as compared to $232,206 as of December 31, 2013.

As of September 30, 2014, total current assets were $1,358,926 compared to $1,097,582 at December 31 2013. The increase of $261,344 in current assets is mainly a result of an increase in accounts receivable.

As of September 30, 2014, total current liabilities were $765,869 as compared to $814,926 on December 31, 2013. The decrease in our current liabilities is mainly due to the decrease in deferred revenues which represents income to be recognized in the future as services are provided.

During the nine months ended September 30, 2014, net cash used by operating activities was $385,791 consisting of $12,582 in depreciation, $451,252 increase in accounts receivable, $28,480 in bad debt, $200 in increase of other receivabless, $1,675 in prepaids, $47,813 in deferred revenues, $72,511 in deposits and $2,575 in accounts payable. During the nine months ended September 30, 2013, net cash used by operating activities were $526,870 consisting of $9,053 in depreciation, $1,174 in gain on sale of property and equipment, $64,488 of accounts receivable, $3,000 increase in other receivables, $11,425 in prepaids, $84,615 in deferred revenues being recognized and $18,977 in accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2014 were $17,675 from the purchase of equipment and furniture. Net cash provided in investing activities for the nine months ended September 30, 2013 were $1,335 consisting of $9,924 in purchase of equipment and furniture and $8,589 in proceeds from the sale of equipment.

Net cash provided from financing activities for the nine months ended September 30, 2014, were $242,464 consisting of $242,650 in net proceeds from the private sale of common shares, $37,265 in proceeds from line of credit and $37,451 in payments on line of credit. Net cash provided from financing activities for the nine months ended September 30, 2013, were $311,527 consisting of $316,300 in net proceeds from the private sale of common shares, $8,871 in repayment of notes payable and $4,095 in net proceeds from line of credit.

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

Evaluation of Disclosure and Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at September 30, 2014 due to the lack of accounting personnel. We intend to hire additional employees when we obtain sufficient capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 15, 2014, the Company issued 5,700 unregistered common shares to David Patterson for $2,850 cash. The shares issued to Mr. Patterson were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On February 10, 2014, the Company issued 8,000 unregistered common shares to Lee Richter for $4,000 cash. The shares issued to Mr. Lee were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On February 13, 2014, the Company issued 24,000 unregistered common shares to Leslie Stein for $12,000 cash. The shares issued to Mr. Stein were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On February 25, 2014, the Company issued 20,000 unregistered common shares to Reimann Family Trust for $10,000 cash. The shares issued to Reimann Family Trust were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On May 4, 2014, the Company issued 100,000 unregistered common shares to Nicholas Katovsky for $50,000 cash. The shares issued to Katovsky were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On May 20, 2014, the Company issued 20,000 unregistered common shares to Shemika Merphy for $10,000 cash. The shares issued to Shemika Merphy were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On May 21, 2014, the Company issued 20,000 unregistered common shares to Catherine Bonin for $10,000 cash. The shares issued to Catherine Bonin were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On May 21, 2014, the Company issued 20,000 unregistered common shares to Peter Beshara and Sylvia Toepfer for $10,000 cash. The shares issued to Beshara Toepfer were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On May 25, 2014, the Company issued 30,000 unregistered common shares to Felicia Newsome and Patricia Dowe for $15,000 cash. The shares issued to Newsome Dowe were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On May 25, 2014, the Company issued 20,000 unregistered common shares to Frederica Browne for $10,000 cash. The shares issued to Frederica Browne were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On June 2, 2014, the Company issued 20,000 unregistered common shares to Lynne Cessante for $10,000 cash. The shares issued to Cessante were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On June 12, 2014, the Company issued 20,000 unregistered common shares to Theresa Hoermann for $10,000 cash. The shares issued to Hoermann were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On June 20, 2014, the Company issued 20,000 unregistered common shares to Dr. Anthony Charles for $10,000 cash. The shares issued to Dr. Anthony Charles were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On June 30, 2014, the Company issued 20,000 unregistered common shares to Kim Warren Martin for $10,000 cash. The shares issued to Kim Warren Martin were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

On July 15, 2014, the Company issued 37,600 unregistered common shares to Daniel Drew for $18,800 cash. The shares issued to Daniel Drew were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation.

On September 5, 2014, the Company issued 100,000 unregistered common shares to Phillip Scott for $50,000 cash. The shares issued to Phillip Scott were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

Item 3. Defaults Upon Senior Securities.

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

MOTIVATING THE MASSES

November 14, 2014	By: /s/ Lisa Nichols Lisa Nichols, Chief Executive Officer (Principal Executive Officer)

November 14, 2014	By: /s/ Alex Henderson Alex Henderson, Chief Financial Officer (Principal Financial Officer)
23