Form 10-K
period 2014-12-31
MOTIVATING THE MASSES INC
filed 2015-03-30
CIK 1107796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014: $7,588,350.

As of March 30, 2015, the issuer had 15,646,300 shares of its common stock issued and outstanding, par value $0.001 per share.

1

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

The Company’s products and services revolve around the personal and business coaching programs written and developed by their CEO Lisa Nichols. The program sells as a package of books and DVD’s at their local and national training seminars, and on the Company’s website. The Company has contract rights to the sales of the product. The Company, through its CEO and a core team of coaches, also provides training and development programs through local and national seminars, on-site employee training, public and private speaking engagements, and customized life-coaching programs.

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

We will provide our professional development services in the most effective manner and with an ongoing comprehensive quality-control program to provide 100% client satisfaction. We view each contract as an agreement not between a business and its clients, but between partners who wish to create a close and mutually-beneficial long-term relationship. We believe this will help to provide greater long-term profits through referrals and repeat business.

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

As of June 1, 2013, our coaches were all hired on as full time employees in lieu of being an independent contractor. Clients have, on the rare occasion, changed coaches if the coaching did not align with the client’s particular needs. In the case of a coach resigning, they typically close out coaching with their clients prior to ending their coaching contracts.

Our core team of coaches consists of, Susie Carder, Nicole Roberts Jones, Shayna Rattler, Sean Smith and Tia Ross.

Susie Carder

Susie Carder has 20 years of Business Development Expertise. She is an international speaker and sest selling author. She has a proven track record of growing multimillion dollar organizations. She has experience with training and developing businesses in the beauty Industry. She was an owner of Salon Training International which sold for millions to Thomas Learning. Her clients include: Paul Mitchel, Redken, Loreal Matrix, Hewlet Packard, College Source.

Nicole Roberts Jones

Nicole Roberts Jones has a Masters in social work from USC and for the past 10 years was the founder and chairwoman for IMANI Corporation an organization designed to help minorities maximize their work potential. Nicole Roberts Jones has been called a trailblazer, transformer and visionary. As a DEFINED Life Success Coach, mentor, trainer and empowered speaker, Nicole's energized and thought provoking workshops are one's that will push you into your highest self. Clients Include BET, Martin Laurence Show, SLBG Entertainment, Working Mother Magazine

Shayna Rattler

Shayna Rattler is an executive coach, author and speaker whose mission is to help organizations and corporate leaders excel. She provides coaching, training and keynotes that enables her clients to improve employee performance and corporate culture. Ultimately she empowers corporations to be attractive to and attract top talent, while simultaneously empowering leaders to be attractive to and attract top employers. Clients Include Blue Cross Blue Shield, Tenet Health

Tia Ross

Tia Ross received her Bachelors of Science Degree from San Diego State University. She previously worked as a program coordinator for CAT/Wings, a San Diego probation department. Facilitating workshops that focus on emotional healthiness and personal accountability with schools, in the juvenile justice system, and in social services across the nation.

Her experience is in the juvenile justice system of San Diego, CA, where she has held numerous positions that include student worker, family support worker, SAY San Diego, CAT Team, WINGS Program Coordinator, Morgan Stanely, Rockwell Collins Boys and Girls Club of America

Sean Smith

Sean Smith is an international trainer and master results coach. Sean Smith was named “North America’s Next Greatest Speaker”, beating out thousands of participants from around the world. Mr. Smith founded and built his own training and development company, selling millions of dollars of personal development and business growth training programs, landing him in the top 1% of his industry. His clients Include: MaryKay, Beauticontrol, Xango, Empwerment, Arbornne International Statefarm, Canfield Companies

Products and Services

We will offer small business owners, managers, and entrepreneurs a reliable, high-quality resource for business coaching and professional and management development on both a local national and international scale. Our mission is to help clients develop the strategy, motivation, and accountability required to succeed in their business and personal lives. We must be able to maintain a financial balance by charging a high value for our services and delivering an even higher value to our clients while offering affordable programs and pricing structures.

The Company’s main source of revenue is generated through its strategic coaching and professional development services. They market these services to small business owners, entrepreneurs, and self-employed professionals.  The core services that are offered from day one are:

World Class Speakers Alliance:

•         Accelerate Me: Level 1 of the World Class Speakers Alliance Program. Designed to give the critical foundation to create a winning platform. 13 Modules + Bonus Ticket to Speak and Write to Make Millions Live event or Livestream

•         Profitize Me: Level 2 of the World Class Speakers Alliance Program. Designed to give you advanced strategies to build a solid speaking model that pay and pays. Focus on creating a business and training you to be a CEO, not just a speaker. 24 Modules + Powerhouse Speakers Live. Includes all modules and bonuses from Accelerate Me.

•         Publicize Me: Level 3 of the World Class Speakers Alliance Program. Designed to gain you visibility quicker, faster and easier by getting featured on the world's largest stages and platforms. 11 Modules + All Bonuses in Accelerate Me and Profitize Me.

•         One-on-One Coaching includes ongoing reinforcement to support strategic coaching programs, as well as professional development coaching, leadership, and career management.

•         VIP Days: This level of one-on-one coaching is for those who know what they want to achieve more, and are willing to do whatever it takes to make their dreams happen. We create the strategic plan for Saless, Marketing Operations and Finances.

• On Demand Coaching (for time restricted clients) includes but is not limited to, affordable "on-demand," access to private and strategic business or professional coaching via phone/email.

• Special Projects includes strategic business planning and implementation, marketing plans and implementation, leadership development, people management and systematizing businesses.

We will also offer keynote speaking events as follows:

• Industry Events where we are paid to teach, receives wide exposure to the industry, and can sell our Motivating the Masses Programs and products and tools. We aim to deliver 27 of these typesof events annually (24.1%).

• Industry Events where we are NOT paid to teach, receives wide exposure to the industry, and can sell our Motivating the Masses Programs and products and tools. We aim to deliver 58 of these types of events annually (51.8%).

• Private Events where we are paid to teach but there is little to no exposure or opportunity to sell our Motivating the Masses Programs and products and tools. We aim to deliver 27 of these types of events annually (24.1%).

We will provide training and development through live seminars. These training and development seminars are one to eight hours held over one to five days depending on the needs of the client. They are as follows:

Speak & Write to Make Millions- 3 days live training

We will focus on teaching how to speak powerfully, move and inspire an audience to action. Touch and connect to the hearts of those you are speaking to and overcome the fear of speaking in public. We will also present the 10 steps to writing a best seller, how to make more money than one can imagine doing what one loves to do and how to triple one's speaking and writing income instantly.

Powerhouse Speakers Intensive- Online Academy with a 3 days live training

Powerhouse Speakers Intensive & Academy is the only 3-Day Live Event where you’ll walk away with a blueprint and the exact steps that took Lisa Nichols from her humble beginnings as a coach and single mom in South Central LA to now being the CEO of a multi-million dollar transformational training company, a best-selling author of 6 books with opportunities to appear in the hit movie The Secret, on Larry King Live and the Oprah Winfrey show

CEO Roundtable 3 Hour Coaching Sessions -

•	3-hour strategy sessions with one of the Master Coaches on Systems, Sales, Marketing and Mindset/Leadership.

Love & Money - 3 days live training

INSPIRE – Leadership for Corporations

For corporations who seek a world-class leadership training for their executive and teams. INSPIRE is a proprietary method and year-long program designed to help leading companies recommit to their employees and more importantly help employees recommit to their company

•	Global Leadership Program - 12 months with group mastermind

This program will accelerate one's effectiveness in front of the room and more importantly in the back of the room.  The global leadership program is offered to only a few who are interested in mastering the art of presenting in front of a room. We will focus on: (i) 6 critical steps for increasing the impact of current content; (ii) ways to have any audience member feel like they are the only ones in the room; (iii) learning the secrets of having participants take action in their goals; (iv) uncover how the masters have people run to the back of the room to purchase more; (v) build trust and rapport in 60 seconds; (vi) be one's authentic self in front of any audience size; and (vii) learn to structure fees and multiply income streams. 96 face to face hours with lead instructors

The Global Leadership Program will teach you through:

Leadership Training - Learn how to develop your leadership and communication skills. Be a better leader for your team and your tribe of followers.

Group Coaching - We'll share applicable lessons that you can apply to your business right away, and give you the support you need to see things through.

Mastermind Sessions - Leverage from your fellow business leaders and create lifelong accountability partners. Brainstorm new ideas, receive feedback and avoid mistakes.

Celebrity Guest Instructors - Meet Lisa's inner circle... her secret weapon to success!

Presentation Video Review, Coaching and Feedback - We'll improve your presentation skills and coach you on how to make your message dynamic and compelling.

Project Review and Business Assessments - Identify the things that are holding you back from success and put a check mark next to projects that have been sitting on your to-do list.

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

Market Analysis

The United States spends more per capita on education than any other country. Training or professional development in America is a $164.2 billion industry with only more growth forecasted by MarketData. We focus on small business owners, managers and entrepreneurs who are concerned that their businesses have not grown at the rate they want or need them to. Many of whom are frustrated that they are spending too much time in their businesses and may be burning out and worried that their business will not survive without them. These companies will have revenues of $10 million or less. Our marketing strategy is simple and cost-effective: we get exposure through live business seminars, which are delivered all over North America.

Our primary keys to success are: (i) market exposure - building reputation and mind share; (ii) market penetration - both breadth and depth; (iii) client acquisition; (iv) client retention; and (v) achieving or surpassing projections through strong performance and fiscal management. The reason we believe this strategy is effective is because participants who attend these workshops have in essence pre-qualified themselves as someone who is interested in learning about business and is willing to invest time and money to do so. This allows us to get right to the point and to aggressively sell our Motivating the Masses Programs, tools and support to participants. At a typical seminar, 14% of the participants will spend at least $6,226.00 for some sort of after training education or support. For seminars hosted by Motivating the Masses, those numbers increase. 28% of the participants purchase at the seminar for an average cost of $7,666.19.

Advertising

With our expanding reach and global appeal Motivating the Masses is primed for growth and opportunity. Motivating the Masses has a global presence through its live speaking engagements— including a multi-city tour of South Africa, and key appearances in Kazakhstan, Thailand, Dominican Republic, Aruba, Kiev, Mexico, Bali, Swaziland, Canada, Taiwan, British Virgin Islands and many more.

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

We have recently hired a nationally recognized Public Relations firm to give us exposure and awareness in the market. Our former model had relied on word of mouth and events. We have never invested in a public relations firm. With the expansion of our training team, we believe it will allow us to serve more clients and more markets, thus increasing sales and services.

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

  The small business and entrepreneur markets are ideal targets for several reasons. As a small or entrepreneurial business, resources are often limited to core business functions such as production, administration, finance and distribution.  Motivating The Masses, average two to three day Training Event produces over $500K in retail sales
  MTM Platinum clients invest between $40,000- $150,000 in their education on an annual bases
  Platinum clients continue to increase quarter over quarter

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

Marketing Strategy

We target companies by four methods which have been proven to be effective. They are as follows:

Lead Generation Program or Affiliate Marketing: We do a direct mailing and online marketing with key affiliate partners.

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

  Yes! Yes!
  Motivating the Teen Spirit
  No Matter What
  Lisa Nichols
  Infoprenuer
  Parallelprenuer

Employees

Currently, Motivating the Masses has 12 employees, Lisa Nichols, CEO; Susie Carder, President/COO ; Alex Henderson, CFO; Margaret Packer, Executive Manager; Virginia Andrade, Office Manager; Tia Ross, Business Coach/Master Facilitator of Motivating the Teen Spirit; Cece Clark, Director of Global Sales; Jennifer Kem, Marketing Director; Nicole Roberts Jones, Director of Content Development; Demetria Cardenas, Customer Service and Client Fulfillment; Shayna Rattler, Corporate Training Manager and Sabrina Calitis, Accounting Manager

There are formal employment agreements between the Company and its three officers and directors Lisa Nichols, Susie Carder and Alex Henderson.

On January 1, 2015, the Company’s signed employment agreements with its three officers who also make up the Board of Directors. Each employment agreement is for one year starting January 1, 2015. The employment agreement with the Company’s Chief Executive Officer Lisa Nichols calls for an annual salary of $225,000. The employment agreement with the Company’s President and Chief Operating Officer Susie Carder calls for an annual salary of $200,000. The employment agreement with the Company’s Chief Financial Officer Alex Henderson calls for an annual salary of $100,000. The employment agreements to the three officers stipulate a potential bonus at the discretion of the Board of Directors.

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

Risks Relating To Our Business

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses. Further, we may be dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses of $547,800 for the year ended December 31, 2014. As of December 31, 2014, we had an accumulated deficit of $2,382,582. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. There is no assurance that the demand for personal development coaching products will allow us to achieve profitability. In particular, additional capital may be required in the event that further working capital is necessary because our operating costs increase beyond our expectations or we encounter greater costs associated with general and administrative expenses or offering costs.

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

For the year ended December 31, 2014, sales of live seminars and coaching services accounted for approximately 89.7% of our revenues. For the year ended December 31, 2013, sales of live seminars and coaching services accounted for approximately 96.2% of our revenue and we anticipate that revenue from sales of our seminars will continue to account for a substantial majority of our revenue for the next few years. Typical coaching contracts vary by client and can span anywhere from 3-9 months depending on need. We also have an annual program of our Global Leadership Program (GLP) which consists of a 3-day event 4 times per year along with group coaching calls in between the live events. Clients that have cancelled out of that program have enrolled into one-on-one coaching for more personalized coaching. If a client wants to cancel their services from one of our programs, there is a no refund policy. The Company can apply the clients credit toward other products or services. Sales of our ancillary products, such as books, CDs and software, accounted for approximately 3.78% of our revenue. Sales of our strategic coaching and professional development coaching programs and/or products or services may decline or fluctuate as a result of a number of factors, including decreased demand, adverse regulatory actions, pricing pressures, competitive factors or any other reason. These and other factors that may affect our sales are not predictive of the future, and, as a result, we cannot accurately predict consumer and/or professional business demand. If sales to new consumers and professional businesses decline or our current consumers and professional businesses do not continue to attend our seminars, our revenue may decline, which would negatively impact our business, financial condition, results of operations and cash flow.

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

We have recently hired a nationally recognized Public Relations firm to give us exposure and awareness in the market. Our former model had relied on word of mouth and events. We have never invested in a public relations firm. With the expansion of our training team, we believe it will allow us to serve more clients and more markets, thus increasing sales and services.

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

 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company accepted effective status as a reporting company on September 18, 2013 through the filing of an S-1 registration statement with the Securities and Exchange Commission. As of the filing date, there is no market for the Company's stock.  The Company was granted their ticker symbol MNMT by FINRA on February 26, 2015. The Company plans on listing the stock for quotation on the Over-The-Counter Bulletin Board.

HOLDERS

The approximate number of stockholders of record at December 31, 2014 is 132.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

In the year ended December 31, 2013, the Company issued 836,100 common shares for $408,050 cash and 15,000 shares for services rendered. Of the shares for cash, the Company has yet to receive $10,000 cash for 20,000 shares. Therefore, the Company recorded the amount as a stock subscription receivable. The shares for services were to the Company’s COO and an outside consultant for services completed by December 31, 2013.

In the year ended December 31, 2014, the Company issued 795,300 shares of common stock in the Company of which 545,300 shares were issued for $272,650 cash and 250,000 shares were issued for consulting services valued at $0.50 per share which resulted in consideration of $125,000. The consulting services are pursuant to a one (1) year consulting agreement starting November 1, 2014. Therefore, the Company recorded the unearned portion of the consulting agreement as a prepaid asset in the amount of $104,167 as of December 31, 2014.

At the date of this filing, the Company had 15,646,300 share of common stock outstanding, respectively.

Our unregistered securities were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act. Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our securities. Our securities were sold only to an accredited investor, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such securities, unless such securities are registered for resale or there is an exemption with respect to their transfer.

All of the above described investors who received shares of our common stock were provided with access to our filings with the SEC, including the following:

•	The information contained in any reports or documents required to be filed by Motivating the Masses, Inc. under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.
•	A brief description of the securities being offered, and any material changes in our affairs that were not disclosed in the documents furnished.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

There were no purchases of our equity securities by Motivating the Masses, Inc. or any affiliated purchasers during any month within the fiscal years covered by this report.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of December 31, 2014, we had no compensation plans under which our equity securities were authorized for issuance.

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

The Company was formed in September of 1998. The Company has an accumulated deficit of $2,413,716 from inception to December 31, 2014. To date management has been able to finance the initial phase of implementation of the Company’s business plan via private placements of its common stock. Management plans to initiate and grow the Company’s business of providing top-quality professional development and coaching products and services.

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

The company has employed new coaches that will broaden the capacity and depth for coaching clients.  With a broader, deeper product mix, the company hopes to become profitable in 2015.

Revenues

Revenues for the year ended December 31, 2014 were $2,632,948 compared to $1,134,455 for the year ended December 31, 2013 which was an increase of $1,039,097. The increase in revenues was due to increased database and internet marketing as well as higher attendance at live seminars hosted by Motivating the Masses. Some other factors included incorporating additional key staff members to sell and deliver services to our client base as well as leveraging relationships with independent contractors to deliver coaching services.

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

Cost of Revenues

Cost of revenues for the year ended December 31, 2014 were $1,134,455 compared to $951,476 for the year ended December 31, 2013 which was an increase of $182,979. The gross margin for the year ended December 31, 2014 was 57% of sales compared to 41% for the year ended December 31, 2013. The sharp increase in gross margin was due to a few factors. One being that the events locations were closer which required lower costs of travel. Another factor was increased website production revenues through our sales of DVD’s and webinars. The Company also revised its compensation plan to coaches whereby they became employees and will receive less coaching commissions which increased the gross margin. Management believes that restructuring coaching costs and continuing to invest in website production will lead to increased revenues and lower costs of services in the future.

Operating Activities

For the year ended December 31, 2014 and 2013

Total operating expenses were $2,059,199 compared to $1,436,084 which represents an increase of $622,740. The major component of the increase was additional wages from new hires and bad debt from the write off of uncollectible accounts.

Bad debt expense was $207,177 for the year ended December 31, 2014 as compared to $72,815 for the year ended December 31, 2013, resulting in a decrease of $134,362. The reduction was from a number of accounts receivable being written off.

Consulting expense was $419,091 for the year ended December 31, 2014 as compared to $299,333 for the year ended December 31, 2013, resulting in an increase of $119,758. The increase was from additional sales representatives to drive sales as well as consultants hired to develop website video content and provide other staff supporting duties.

General and administrative expenses for the year ended December 31, 2014 were $587,383 as compared to $358,728 for the year ended December 31, 2013, resulting in an increase of $228,655. The increase was due to additional merchant fees, rent payments, insurance and payroll taxes.

Professional fees were $88,131 for the year ended December 31, 2014 as compared to $39,665 for the year ended December 31, 2013, resulting in an increase of $48,466. The increase was due to more professional services needed as we are a small reporting company.

Wages and other compensation was $757,417 for the year ended December 31, 2014 as compared to $665,918 for the year ended December 31, 2013, resulting in an increase of $91,499. The increase was mainly due to new hires as well as changing some coaches from consultants to employees.

Total operating loss for the year ended December 31, 2014 was $560,706 as compared to $794,084 for the year ended December 31, 2013, resulting in a decrease loss $233,378. The improvements to the operating losses are due to efficiencies gathered through hiring consultants as employees and through improved management of expenses across all departments. Motivating the Masses is continuing to improve its costs management as well as increase it’s product mix to incorporate more programs that are “no-touch” or “low-touch” to capitalize on higher margin products.

Liquidity and Capital Resources

In 2013 and 2014, Motivating the Masses used capital funding to build new programs and services which entailed hiring additional staff and independent consultants. These programs were launched in the fourth quarter of 2013 and will not only have a positive revenue impact beginning in the fourth quarter of 2013 but will continue to build in revenue throughout 2014 and in subsequent years as these programs are further sold. The programs run for one year and vary from a “no-touch” approach through viewing video instruction to a “low-touch” approach which expands on the “no-touch” approach in the first stages and in the third stage culminates in two, three-day live events.

Motivating the Masses also plans on building new programs and expanding on current programs through the raising of capital through the sale of common stock.

Motivating the Masses will reduce costs through cutting expenses if programs do not prove to be profitable or capital cannot be raised to continue to expand its services. Reduction of expenses and reduction of certain independent contractors will be made to align with revenues should the company fail to raise additional funding through sale of common stock.

For the years ended December 31, 2014 and 2013

Our cash balance is $23,810 as of December 31, 2014 as compared to $232,206 as of December 31, 2013. The Company’s independent auditor has expressed a going concern explanatory paragraph in his audit report.

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between December 31, 2014, and December 31, 2013:

	December 31,	December 31,	$	Percent
	2014	2013	Change	Change
Working Capital	$ 84,803	$ 282,656	$ (197,853)	(70.0%)
Cash	23,810	232,206	(208,396)	(89.7%)
Total current assets	666,137	1,097,582	(431,445)	(39.3%)
Total assets	743,226	1,126,968	(383,742)	(34.1%)
Accounts payable and accrued liabilities	146,717	39,124	107,593	Over 100%
Deferred revenues	427,529	769,730	(342,201)	(44.5%)
Total current liabilities	581,334	814,926	(233,592)	(28.7%)
Total liabilities	$ 581,334	$ 814,926	$ (233,592)	(28.7%)
23

Our working capital decreased by $197,853 from December 31, 2013 to December 31, 2014 mainly from a decrease in accounts receivable and an increase in accounts payable and accrued expenses.

During the year ended December 31, 2014, net cash used by operating activities was $462,151 compared to $706,422 for the year ended December 31, 2013.

Net cash used in investing activities for the year ended December 31, 2014 was $19,912 which consisted entirely of purchases of property and equipment. Net cash used in investing activities for the year ended December 31, 2013 was $3,264 consisting of $11,856 in purchases of property and equipment and $5,589 in proceeds from the sale of property and equipment.

Net cash provided from financing activities for the year ended December 31, 2014, were $273,667 consisting of $272,650 in net proceeds from the private sale of common shares and $1,017 in net proceeds from line of credit. Net cash provided from financing activities for the year ended December 31, 2013, were $346,754 consisting of $352,245 in net proceeds from the private sale of common shares, $10,045 in repayment of notes, and $4,564 in net proceeds from line of credit.

The Company’s management is reviewing new ways to cut costs and increase revenues so they can increase operational efficiency in the future. The Company is in the process of restructuring its compensation plan to its key team members in a way to reduce cash expense while incentivizing increased sales. At the moment, they are reviewing a number of stock option and equity plans. The Company plans to increase the utilization of their website with users and have increased material that will be sold online in the form of instructional videos and webinars that will incrementally increase revenues without increasing costs.  The costs are being incurred now through the creation of the technology but the revenues will be realized in the years to come with very minimal costs in the form of website hosting and video hosting.  Online Campaigns and major advertising mediums are ways to increase exposure and increase traffic to increase sales. Major public relations and television appearances for all coaches and trainers increase brand awareness and demand for all team members. The Company is requesting a change to the merchant reserve to change the 10% retention of credit card processing to a 3 month reserve which will free up needed cash for operations. The Company is also looking at raising funds through Private Placement.

MATERIAL COMMITMENTS

Employment Agreement

On January 1, 2014, the Company executed employment agreements with its three officers whom also make up the Board of Directors. Each employment agreement is for one year starting January 1, 2014. The employment agreement with the Company’s Chief Executive Officer Lisa Nichols calls for an annual salary of $125,000. The employment agreement with the Company’s President and Chief Operating Officer Susie Carder calls for an annual salary of $100,000. The employment agreement with the Company’s Chief Financial Officer Alex Henderson calls for an annual salary of $80,000. The employment agreements to the three officers stipulate a potential bonus at the discretion of the Board of Directors. In the year ended December 31, 2014, the Company paid a bonus of $173,999 to Lisa Nichols our CEO, $192,136 to Susie Carder our President and COO and $35,553 to Alex Henderson our CFO.

On January 1, 2015, the Company’s officers signed employment agreements with it’s three officers who also make up the Board of Directors. Each employment agreement is for one year starting January 1, 2015. The employment agreement with the Company’s Chief Executive Officer Lisa Nichols calls for an annual salary of $225,000. The employment agreement with the Company’s President and Chief Operating Officer Susie Carder calls for an annual salary of $200,000. The employment agreement with the Company’s Chief Financial Officer Alex Henderson calls for an annual salary of $100,000. The employment agreements to the three officers stipulate a potential bonus at the discretion of the Board of Directors.

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

Going Concern

The Company’s independent auditors believe it necessary to include a going concern footnote in their audit report. The Company has included an explanatory paragraph in the notes to the financial statement for the year ended December 31, 2014 with respect to Company’s ability to continue as a going concern.

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

25

Terry L. Johnson, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Motivating the Masses, Inc.,

I have audited the accompanying balance sheets of Motivating the Masses, Inc. as of December 31, 2014 and 2013 and the statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

Management’s Responsibility for Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

My responsibility is to express an opinion on these consolidated financial statements based on my audits. I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

Opinion

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Motivating the Masses, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States.

Emphasis of Matter

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

March 30, 2015

MOTIVATING THE MASSES, INC
BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS

Current Assets:
Cash and cash equivalents	$ 23,810	$ 232,206
Accounts receivable, net	428,482	863,251
Other receivable	103,197	200
Prepaids	110,648	1,925
Total Current Assets	666,137	1,097,582

Property and equipment, net	29,035	21,121

Other Assets:
Deposits	46,218	6,429
Intellectual property	1,836	1,836
Total Other Assets	48,054	8,265

Total Assets	$ 743,226	$ 1,126,968

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$ 146,717	$ 39,124
Deferred revenue	427,529	769,730
Line of credit	7,088	6,072
Total Current Liabilities	581,334	814,926

Total Liabilities	581,334	814,926

Stockholders' Equity:
Preferred Stock, $0.001 Par value, 1,000,000 shares authorized,
No shares issued and outstanding	-	-
Common Stock, $0.001 Par value, 75,000,000 shares authorized
15,624,300 and 14,829,000 shares issued and outstanding, respectively	15,624	14,829
Stock subscription receivable	(11,000)	(11,000)
Additional paid in capital	2,539,850	2,142,995
Accumulated deficit	(2,382,582)	(1,834,782)
Total Stockholders' Equity	161,892	312,042

Total Liabilities and Stockholders' Equity	$ 743,226	$ 1,126,968

The accompanying notes are an integral part of these audited financial statements.
F-2

MOTIVATING THE MASSES, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013

Revenues	$ 2,632,948	$ 1,593,851
Costs of services	1,134,455	951,476

Gross Margin	1,498,493	642,375

Operating Expenses:
Bad debt	207,177	72,815
Consulting	419,091	299,333
General and administrative	587,383	358,728
Professional fees	88,131	39,665
Wages and other compensation	757,417	665,918
Total Operating Expenses	2,059,199	1,436,459

Income (Loss) from Operations	(560,706)	(794,084)

Other Income (Expense):
Interest expense	-	(136)
Interest income	50	-
Other income	12,856	-
Gain on sale of assets	-	1,174
Total Other Income (Expense)	12,906	1,038

Net Income (Loss) Before Income Taxes	(547,800)	(793,046)

Provision for Income Taxes	-	-

Net Income (Loss)	$ (547,800)	$ (793,046)

Net Income (Loss) per Share - Basic and Diluted	$ (0.04)	$ (0.06)

Weighted average number of shares
outstanding - Basic and Diluted	15,151,207	14,331,158

The accompanying notes are an integral part of these audited financial statements.

MOTIVATING THE MASSES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

					Stock	Additional	Retained
	Preferred	Preferred	Common	Common	Subscription	Paid in	Earnings
	Shares	Stock	Shares	Stock	Receivable	Capital	(Deficit)	Total

Balance December 31, 2010	-	$ -	9,721,500	$ 9,722	$ -	$ -	$ (116,722)	$ (107,000)
Common stock issued for cash	-	-	769,400	769	-	383,931	-	384,700
Common stock issued for services	-	-	1,787,000	1,787	-	891,713	-	893,500
Stock offering costs	-	-	-	-	-	(128,110)	-	(128,110)
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(840,763)	(840,763)
Balance, December 31, 2011	-	-	12,277,900	12,278	-	1,147,534	(957,485)	202,327

Common stock issued for cash	-	-	1,615,000	1,678	(5,000)	805,822	-	802,500
Common stock issued in exchange for
assets/intellectual property	-	-	70,000	7	-	34,993	-	35,000
Common stock issued for services	-	-	15,000	15	-	7,485	-	7,500
Stock offering costs	-	-	-	-	-	(217,733)	-	(217,733)
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(84,251)	(84,251)
Balance, December 31, 2012	-	-	13,977,900	13,978	(5,000)	1,778,101	(1,041,736)	745,343

Common stock issued for cash	-	-	836,100	836	(10,000)	417,214	-	408,050
Stock subscription receivable	-	-	-	-	4,000	-	-	4,000
Stock issued for services	-	-	15,000	15	-	7,485	-	7,500
Stock offering costs	-	-	-	-	-	(59,805)	-	(59,805)
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	(793,046)	(793,046)
Balance, December 31, 2013	-	-	14,829,000	14,829	(11,000)	2,142,995	(1,834,782)	312,042

Stock issued for services	-	-	250,000	250	-	124,750	-	125,000
Stock issued for cash	-	-	545,300	545	-	272,105	-	272,650
Net loss for the year ended December 31, 2014	-	-	-	-	-	-	(547,800)	(547,800)
Balance, December 31, 2014	-	$ -	15,624,300	$ 15,624	$ (11,000)	$ 2,539,850	$ (2,382,582)	$ 161,892

The accompanying notes are an integral part of theses audited financial statements.

MOTIVATING THE MASSES, INC.
STATEMENTS OF CASH FLOWS
	For the Years Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$ (547,800)	$ (793,046)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services	20,833	7,500
Depreciation and amortization	11,999	12,356
Gain on sale of property and equipment	-	1,174
Bad debt	207,177	72,815
Write off of credited customer accounts	(12,856)	-
Changes in Operating Assets and Liabilities
Decrease (Increase) in accounts receivables	449,507	(209,464)
Decrease in allowance for doubtful accounts	(221,915)	(72,815)
Increase in other receivable	(102,997)	(200)
Decrease (Increase) in prepaid expenses	(4,806)	(1,925)
Increase in deferred revenue	(342,201)	363,054
Increase in deposits	(39,540)	-
Decrease in accounts payable & accrued expenses	120,448	(11,882)
Net Cash Used in Operating Activities	(462,151)	(706,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,912)	(11,853)
Proceeds from sale of property and equipment	-	8,589
Net Cash Used In Investing Activities	(19,912)	(3,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	-	(10,045)
Proceeds from line of credit	43,518	82,057
Repayments on line of credit	(42,501)	(77,493)
Proceeds from issuance of common stock, net of stock subscription
receivable and net of stock offering costs	272,650	352,245
Net Cash Provided by Financing Activities	273,667	346,764

Net (Decrease) Increase in Cash	(208,396)	(362,922)

Cash at Beginning of Period	232,206	595,128

Cash at End of Period	$ 23,810	$ 232,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$ -	$ 136
Franchise and Income Taxes	$ -	$ -
The accompanying notes are an integral part of these audited financial statements.
F-5

MOTIVATING THE MASSES, INC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Motivating the Masses, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on September 2, 1998. The Company was founded by Lisa S. Nichols for the purpose of providing high quality resources for business coaching, and professional and management development techniques both on the local and national scale.

The Company’s products and services revolve around the personal and business coaching programs written and developed by their CEO Lisa Nichols. The program sells as a package of books and DVD’s at their local and national training seminars, and on the Company’s website. The Company has contract rights to the sales of the product. The Company, through their CEO and a core team of coaches, also provide training and development programs through local and national seminars, on-site employee training, public and private speaking engagements, and customized life-coaching programs.

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

The Company had approximately $-0- in excess of FDIC insurance limits as of December 31, 2014 and December 31, 2013, respectively.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. At December 31, 2014 and December 31, 2013, the Company had no cash equivalents.

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

The Company had no assets and/or liabilities measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013, respectively, using the market and income approaches.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable related to the products and services sold are recorded at the time revenue is recognized, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of the receivable may not be known for several months after services have been provided and billed.

The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, analyses of current and historical cash collections, and the aging of receivables. If a customer does not make a scheduled payment within three (3) months from the original date the scheduled payment was due, the Company will record the balance due as a bad debt.

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

Identifiable Intangible Assets

As of December 31, 2014 and December 31, 2013, $1,836, respectively of costs related to acquiring intellectual property have been capitalized. It has been determined that the intellectual property has an indefinite useful life and is not subject to amortization. However, the intellectual property will be reviewed for impairment annually or more frequently if impairment indicators arise.

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

The Company determined that there were no impairments of long-lived assets as of December 31, 2014 and December 31, 2013.

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

Net income (loss) per share

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

There were no potentially dilutive shares outstanding as of December 31, 2014 and December 31, 2013, respectively.

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2014 and December 31, 2013 consisted of the following:

	December 31, 2014	December 31, 2013
Accounts receivable	$460,587	$910,095
Less: Allowance for doubtful accounts	(32,105)	(46,844)
	$428,482	$863,251

In the year ended December 31, 2014, the Company recorded bad debt expense of $207,177 and wrote off $221,915 of uncollectible customer accounts using the allowance method of accounting. This resulted in both a reduction of accounts receivable and the allowance for doubtful accounts in the amount of $221,915. As of December 31, 2014, the Company’s allowance for doubtful accounts balance is approximately 7% of the ending accounts receivable balance.

NOTE 5 – OTHER RECEIVABLE

As of December 31, 2014, the Company had an other receivable balance of $103,197 which consisted entirely of funds held by the Company’s merchant provider to be used against future returns. As of December 31, 2013, the Company had an other receivable balance of $200 which consisted entirely of advances to an employee.

NOTE 6 – PREPAIDS

In the year ended December 31, 2014, the Company issued 250,000 shares of common stock to a consultant for services. The Company valued the shares issued at $0.50 per share which resulted in consideration of $125,000. The consulting services are pursuant to a one (1) year consulting agreement starting November 1, 2014. Therefore, the Company recorded the unearned portion of the consulting agreement as a prepaid asset in the amount of $104,167 as of December 31, 2014.

As of December 31, 2014 and 2013, the Company had a prepaid balance of $110,648 and $1,925.

NOTE 7 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at December 31, 2014 and December 31, 2013, consisted of the following:

	December 31, 2014	December 31, 2013
Equipment	$56,713	$37,796
Furniture & Fixtures	16,904	15,907
Less: Accumulated Depreciation	(44,582)	(32,582)
Net Fixed Assets	$29,035	$21,121

Depreciation expense

Depreciation expense for the years ended December 31, 2014 and 2013 was $11,999 and $12,356, respectively.

NOTE 8 – LINE OF CREDIT

In October of 2012, the Company entered into a revolving line of credit with a financial institution in the amount of $10,000. The line of credit carries an interest rate of 6.00%, and is collateralized by certain assets of the Company. As of December 31, 2014 and December 31, 2013, the balance owed was $7,088 and $6,072, respectively.

NOTE 9 – DEFERRED REVENUES

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

As of December 31, 2014 and December 31, 2013, the Company has a deferred revenues balance of $427,529 and $769,730.

NOTE 10 – COMMITMENTS & CONTINGENCIES

Employment Agreement

On January 1, 2014, the Company executed employment agreements with its three officers whom also make up the Board of Directors. Each employment agreement is for one year starting January 1, 2014. The employment agreement with the Company’s Chief Executive Officer Lisa Nichols calls for an annual salary of $125,000. The employment agreement with the Company’s President and Chief Operating Officer Susie Carder calls for an annual salary of $100,000. The employment agreement with the Company’s Chief Financial Officer Alex Henderson calls for an annual salary of $80,000. The employment agreements to the three officers stipulate a potential bonus at the discretion of the Board of Directors. In the year ended December 31, 2014, the Company paid a bonus of $173,999 to Lisa Nichols our CEO, $192,136 to Susie Carder our President and COO and $35,553 to Alex Henderson our CFO.

Service Agreement

On April 25, 2014, the Company entered into a Contracted Services Agreement (“CSA”) with The Steve Harvey Companies (“TSHC”) which was effective March 8, 2014. Pursuant to the CSA, the Company will participate in six conferences with TSHC in various U.S. locations through August 2014 and are participating in the development of additional programs to leverage books and other produces marketed by TSHC. The CSA requires TSHC to pay the Company $250,000 pursuant to a payment plan. As of December 31, 2014, the Company has received $200,000 of the payment plan as well as an additional $10,315 in royalties pursuant to a 30% allocation of revenue from developed products with TSHC.

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

Minimum future rental payments under the agreement are as follows:

2015 2016 2017	$ 69,022 $ 70,128 $ 70,128

NOTE 11 – RELATED PARTY TRANSACTIONS

Sale of Fixed Asset

On February 1, 2013, the Company sold the automobile and related note payable to an officer of the Company. On the date of sale, the automobile had a net book value of $7,415 and related note payable balance of $8,589 which resulted in the Company recording a gain on the sale of assets in the amount of $1,174.

Employment Agreement

On January 1, 2014, the Company executed employment agreements with its three officers whom also make up the Board of Directors. Further details are described in Note 10.

NOTE 12 – STOCKHOLDERS’ EQUITY

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

Common shares issued

In the year ended December 31, 2013, the Company issued 836,100 common shares for $408,050 cash and 15,000 shares for services rendered in the year. Of the shares for cash, the Company has yet to receive $10,000 cash for 20,000 shares. Therefore, the Company recorded the amount as a stock subscription receivable. The shares for services were to the Company’s CFO and an outside consultant for services completed by December 31, 2013.

In the year ended December 31, 2014, the Company issued 795,300 shares of common stock in the Company of which 545,300 shares were issued for $272,650 cash and 250,000 shares were issued for consulting services valued at $0.50 per share which resulted in consideration of $125,000. The consulting services are pursuant to a one (1) year consulting agreement starting November 1, 2014. Therefore, the Company recorded the unearned portion of the consulting agreement as a prepaid asset in the amount of $104,167 as of December 31, 2014.

NOTE 13 – INCOME TAX

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

	2014	2013

Deferred tax liability:	$-	$-
Deferred tax asset
Allowance for doubtful accounts	14,735	72,815
Net Operating Loss Carryforward	704,140	591,027
Valuation allowance	(718,875)	(663,842)
Net deferred tax asset	—	—
Net deferred tax liability	$—	$—

The provision for income taxes has been computed as follows:

	2014	2013
Expected income tax recovery (expense) at the statuary rate of 34%	$117,260	$55,080
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	(7,080)	(7,500)
Tax effect of differences in the timing of deductibility of items for income tax purposes:	(120,840)	(31,225)
Utilization of non-capital tax losses to offset current taxable income	—	—
Change in valuation allowance	10,660	16,355

Provision for income taxes	$—	$—

At December 31, 2014, the Company had net operating loss carryforwards of approximately $2,071,000 that may be offset against future taxable income from the year 2014 to 2034. The net change in the valuation allowance for the years ended December 31, 2014 and 2013 was a decrease of $10,660 and $16,355. No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 14 – SUBSEQUENT EVENTS

Management was evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that, other than listed below, no material subsequent events exist through the date of this filing.

1.	In January of 2015, the Company issued 22,000 shares of common stock for $11,000 cash.
2.	On January 1, 2015, the Company’s officers signed employment agreements with it’s three officers who also make up the Board of Directors. Each employment agreement is for one year starting January 1, 2015. The employment agreement with the Company’s Chief Executive Officer Lisa Nichols calls for an annual salary of $225,000. The employment agreement with the Company’s President and Chief Operating Officer Susie Carder calls for an annual salary of $200,000. The employment agreement with the Company’s Chief Financial Officer Alex Henderson calls for an annual salary of $100,000. The employment agreements to the three officers stipulate a potential bonus at the discretion of the Board of Directors.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the year ended December 31, 2014.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of December 31, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and principal executive officers are as specified on the following table:

Name and Address	Age	Position(s)

Lisa Nichols	48	Chief Executive Officer and a Director

Susie Carder	50	President and Chief Operating Officer

Alex Henderson	49	Treasurer/Chief Financial Officer and Secretary

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

Susie Carder, President and Chief Operating Officer

Susie Carder is an expert in providing companies with training, organizational development, management leadership development, and growth solutions. As CEO of Salon Training International from 1995 to 2010 she gained expertise in operations management, finance, sales accountabilities systems, and marketing. She developed and implemented strategic business plans at Salon Training International which led the company to increase its revenues and investment opportunities. Furthermore, she has excelled in creating both the structure and team necessary to guide the company through the turbulence and uncertainty of this dramatic growth. Carder went on to successfully sell her company to Thomas Learning for millions Susie Carder has been instrumental in the development of MTM systems, procedures, company culture, revenue steams, and service delivery for the past 10 years as a consultant and/or as an Executive Coach to the founder Lisa Nichols.  In the eyes of the organization no one was better positioned, educated and invested to occupy a Director’s position.

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

From approximately February 2007 through May 2008, Mr. Henderson was the accounting operations manager for NTN Buzztime Inc., which is a public company in the entertainment trivia industry with approximately $30,000,000 in annual revenue. While there he was responsible for Accounts Payable, General Ledger maintenance and Deferred Revenue and Expenses. He also was responsible for Sarbanes Oxley testing for each of those areas.

From approximately June 2000 through the end of 2006, Mr Henderson was Accounting Manager for the San Diego Union-Tribune. The newspaper for the city of San Diego, CA which had revenues in the $350,000,000 range. He was also Controller for the Online Division of the Union-Tribune which was responsible for $28,000,000.

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

Code of Ethics

We have adopted a Code of Ethics that applies to all employees, including our officers and directors.

Director Independence

None of our directors are deemed independent. Our directors also hold positions as officers.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ended December 31, 2014 and December 31, 2013.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lisa Nichols, CEO and Director	2014 2013	125,000 160,000	- 126,284	- -	- -	- -	- -	173,999 180,094	298,999 340,924

Susie Carder, President, COO and a Director	2014 2013	100,000 72,000	- -	- -	- -	- -	- -	192,136 322,877	292,136 394,877

Alex Henderson, Treasurer, CFO and a Director (2)	2014 2013	80,000 81,302	- -	- -	- -	- -	- -	35,553 -	115,553 81,302

(1) (2)	Susie Carder resigned as Chief Financial Officer in November 2013 Alex Henderson was appointed as Chief Financial Officer and a Director of the Company in November of 2013

Employment Agreement

On January 1, 2014, the Company executed employment agreements with its three officers whom also make up the Board of Directors. Each employment agreement is for one year starting January 1, 2014. The employment agreement with the Company’s Chief Executive Officer Lisa Nichols calls for an annual salary of $125,000. The employment agreement with the Company’s President and Chief Operating Officer Susie Carder calls for an annual salary of $100,000. The employment agreement with the Company’s Chief Financial Officer Alex Henderson calls for an annual salary of $80,000. The employment agreements to the three officers stipulate a potential bonus at the discretion of the Board of Directors. In the year ended December 31, 2014, the Company paid a bonus of $173,999 to Lisa Nichols our CEO, $192,136 to Susie Carder our President and COO and $35,553 to Alex Henderson our CFO.

On January 1, 2015, the Company’s officers signed employment agreements with it’s three officers who also make up the Board of Directors. Each employment agreement is for one year starting January 1, 2015. The employment agreement with the Company’s Chief Executive Officer Lisa Nichols calls for an annual salary of $225,000. The employment agreement with the Company’s President and Chief Operating Officer Susie Carder calls for an annual salary of $200,000. The employment agreement with the Company’s Chief Financial Officer Alex Henderson calls for an annual salary of $100,000. The employment agreements to the three officers stipulate a potential bonus at the discretion of the Board of Directors.

OUTSTANDING EQUITY AWARDS

As of December 31, 2014, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

STOCK OPTIONS.

No grants of stock options or stock appreciation rights were made during the year ended December 31, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 30, 2015, we had 15,646,300 shares of common stock issued and outstanding.  The following table sets forth information known to us as of March 30, 2015 relating to the beneficial ownership of shares of our common stock by:

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

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)
	Officers and Directors

Common Stock	Lisa Nichols, CEO and Director	6,721,500	42.96%

Common Stock	Susie Carder, President, COO and Director	3,000,000	19.17%

Common Stock	Alex Henderson, Treasurer, CFO and Director	10,000	0.06%

Common Stock	Steven Corso	1,500,000	9.59%

Common Stock	All directors and named executive officers as a group (3 persons)	9,731,500 shares	62.19

(1)	Percentage of beneficial ownership of our common stock is based on 15,646,300 shares of common stock outstanding as of the date of the filing.

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

Employment Agreement

On January 1, 2014, the Company executed employment agreements with its three officers whom also make up the Board of Directors. Each employment agreement is for one year starting January 1, 2014. The employment agreement with the Company’s Chief Executive Officer Lisa Nichols calls for an annual salary of $125,000. The employment agreement with the Company’s President and Chief Operating Officer Susie Carder calls for an annual salary of $100,000. The employment agreement with the Company’s Chief Financial Officer Alex Henderson calls for an annual salary of $80,000. The employment agreements to the three officers stipulate a potential bonus at the discretion of the Board of Directors. In the year ended December 31, 2014, the Company paid a bonus of $173,999 to Lisa Nichols our CEO, $192,136 to Susie Carder our President and COO and $35,553 to Alex Henderson our CFO.

On January 1, 2015, the Company’s officers signed employment agreements with it’s three officers who also make up the Board of Directors. Each employment agreement is for one year starting January 1, 2015. The employment agreement with the Company’s Chief Executive Officer Lisa Nichols calls for an annual salary of $225,000. The employment agreement with the Company’s President and Chief Operating Officer Susie Carder calls for an annual salary of $200,000. The employment agreement with the Company’s Chief Financial Officer Alex Henderson calls for an annual salary of $100,000. The employment agreements to the three officers stipulate a potential bonus at the discretion of the Board of Directors.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed for the fiscal years ended December 31, 2014 and 2013 pertaining to the audit of our annual financial statements and review of our quarterly financial statements were $20,000 and $22,500, respectively.

Tax Fees

For the fiscal years ended December 31, 2014 and 2013, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		S-1		3.1	3/27/2013
3.2	Corporate By-Laws		S-1		3.2	3/27/2013
3.3	Amendment to Articles of Incorporation dated February 28, 2013		S-1/A		3.3	6/6/2013
10.1	Employment Agreement between Motivating the Masses and Susie Carder dated January 3, 2013		S-1		10.1	6/6/2013
10.2	Employment Agreement between Motivating the Masses and Lisa Nichols dated January 3, 2013		S-1		10.2	9/16/13
10.3	Employment Agreement between Motivating the Masses and Lisa Nichols dated January 3, 2014	X
10.4	Employment Agreement between Motivating the Masses and Susie Carder dated January 3, 2014	X
10.5	Employment Agreement between Motivating the Masses and Alex Henderson dated January 3, 2014	X
10.6	Sublease agreement dated July 1, 2012		10-K		10.6	3/28/2014
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer	X
32.1	Section 1350 certification of Chief Executive Officer	X
32.2	Section 1350 certification of principal financial and accounting officer	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTIVATING THE MASSES

March 30, 2015	By: /s/ Lisa Nichols Lisa Nichols, Chief Executive Officer (Principal Executive Officer)

March 30, 2015	By: /s/ Alex Henderson Alex Henderson, Chief Financial Officer (Principal Financial Officer)

