Form 10-Q
period 2015-03-31
MOTIVATING THE MASSES INC
filed 2015-05-20
CIK 1107796

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2015

Commission File Number: 333-187554

MOTIVATING THE MASSES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0410660
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

2121 Palomar Airport Road, Suite 300

Carlsbad, California 92011

(Address of principal executive offices)

(760) 931-9400

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 13, 2015, was 15,646,300 shares.

1

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOTIVATING THE MASSES, INC
CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2015	2014
ASSETS

Current Assets:
Cash	$-	$13,210
Restricted cash	10,600	10,600
Accounts receivable, net	501,741	428,482
Prepaid expenses	72,917	110,648
Other receivable	156,854	103,197
Total Current Assets	742,112	666,137

Property and equipment, net	25,785	29,035

Other Assets:
Deposits	51,618	46,218
Intellectual property	1,836	1,836
Total Other Assets	53,454	48,054

Total Assets	$821,351	$743,226

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Bank overdraft	$6,314
Accounts payable and accrued expenses	52,106	146,717
Deferred revenue	584,832	427,529
Line of credit	6,627	7,088
Total Current Liabilities	649,879	581,334

Total Liabilities	649,879	581,334

Stockholders' Equity:
Preferred stock, $0.001 Par value, 1,000,000 shares authorized,
No shares issued and outstanding	-	-
Common stock, $0.001 Par value, 75,000,000 shares authorized
15,666,300 and 15,624,300 shares issued and outstanding, respectively	15,647	15,624
Stock subscription receivable	(11,000)	(11,000)
Additional paid in capital	2,550,827	2,539,850
Accumulated deficit	(2,384,002)	(2,382,582)
Total Stockholders' Equity	171,472	161,892

Total Liabilities and Stockholders' Equity	$ 821,351,	$743,226

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVATING THE MASSES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Revenues	$871,797	$685,300
Costs of services	297,394	221,845

Gross Margin	574,403	463,455

Operating Expenses:
Bad debt expense	(5,897)	9,525
Consulting	138,675	96,148
General and administrative	168,485	105,783
Professional fees	25,000	27,400
Wages and other compensation	249,560	205,592
Total Operating Expenses	575,822	444,448

Income (Loss) from Operations	(1,419)	19,007

Other Income (Expense):
Interest expense	-	-
Interest income	-	-
Gain on sale of assets	-	-
Total Other Income (Expense)	-	-

Net Income (Loss) Before Income Taxes	(1,419)	19,007

Provision for Income Taxes	-	-

Net Income (Loss)	$(1,419)	$19,007

Net Income (Loss) per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and Diluted	15,646,300	14,858,252

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVATING THE MASSES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income for the Period	$(1,419)	$19,007
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,250	5,091
Gain on sale of property and equipment	-	-
Bad debt expense (recovery)	(5,897)	9,525
Changes in operating assets and liabilities
Accounts receivables	(67,363)	(234,679)
other receivable	(53,657)	200
Prepaid expenses	37,731	(9,825)
Deferred revenue	157,303	180,389
Deposits	(5,400)	-
Accounts payable & accrued expenses	(94,611)	(11,953)
Net cash used in operating activities	(30,062)	(42,245)

INVESTING ACTIVITIES:
Purchase of property and equipment	-	(8,403)
Proceeds from sale of property and equipment	-	-
Net cash used in investing activities	-	(8,403)

FINANCING ACTIVITIES:
Repayments on note payable	-	-
Proceeds from line of credit	21,927	37,259
Repayments on line of credit	(22,388)	(38,446)
Bank overdraft	6,314
Proceeds from issuance of common stock, net of stock subscription receivable and net of stock offering costs	11,000	28,850
Net cash provided by financing activities	16,853	27,663

Net Decrease in Cash	(13,210)	(22,985)

Cash at beginning of period	13,210	232,206

Cash at end of period	$-	$209,221

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$-	$-
Franchise and income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOTIVATING THE MASSES, INC.

Notes to Unaudited Financial Statements

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the three months period ended March 31, 2015, the Company may have had cash deposits that exceeded Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company maintains its cash balances at high quality financial institutions to mitigate this risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company records an allowance for doubtful accounts in accordance with the procedures discussed below. Past-due amounts are written off against the allowance for doubtful accounts when collections are believed to be unlikely and all collection efforts have ceased.

MOTIVATING THE MASSES, INC.

Notes to Unaudited Financial Statements

Cash

The Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. As of March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

Restricted Cash

As of March 31, 2015 and December 31, 2014, the Company classified cash balance of $10,600 as restricted cash which was required by a bank as collateral for our line of credit. December 31, 2014 amount has been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

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

The Company had no assets and/or liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014, respectively, using the market and income approaches.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable related to the products and services sold are recorded at the time revenue is recognized, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of the receivable may not be known for several months after services have been provided and billed.

MOTIVATING THE MASSES, INC.

Notes to Unaudited Financial Statements

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

Identifiable Intangible Assets

As of March 31, 2015 and December 31, 2014, $1,836, respectively of costs related to acquiring intellectual property have been capitalized. It has been determined that the intellectual property has an indefinite useful life and is not subject to amortization. However, the intellectual property will be reviewed for impairment annually or more frequently if impairment indicators arise.

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

The Company determined that there were no impairments of long-lived assets as of March 31, 2015 and December 31, 2014.

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

MOTIVATING THE MASSES, INC.

Notes to Unaudited Financial Statements

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

The Company has one stock-based compensation agreement as of March 31,2015. This agreement began November 1, 2014 and is for consulting services to the Board of Directors and the Executive Committee. Haytarr, LLC provides consulting services to the Board and Executive Committee for a term of one year beginning November 1, 2014 for 250,000 at a value of $125,000.

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

There were no potentially dilutive shares outstanding as of March 31, 2015 and December 31, 2014, respectively.

MOTIVATING THE MASSES, INC.

Notes to Unaudited Financial Statements

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

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Accounts receivable	$528,148	$460,587
Less: Allowance for doubtful accounts	(26,407)	(32,106)
	$501,741	$428,482

For the three months ended March 31, 2015 and 2014, the Company recorded bad debt recovery of $(5,897) and $9,525, respectively. In the quarter ended March 31, 2015, the Company wrote off $199 of uncollectible customer accounts using the allowance method of accounting. This resulted in a reduction of both accounts receivable and allowance for doubtful accounts in the amounts of $199.

NOTE 5 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at March 31, 2015 and December 31, 2014, consisted of the following:

	March 31, 2015	December 31, 2014
Equipment	$56,712	$56,712
Furniture & Fixtures	16,904	16,904
Less: Accumulated Depreciation	(47,831)	(44,582)
Net Fixed Assets	$25,785	$29,035

MOTIVATING THE MASSES, INC.

Notes to Unaudited Financial Statements

Depreciation expense

Depreciation expense for the three months ended March 31, 2015 and December 31, 2014 was $3,250 and $5,091 respectively.

NOTE 6 – LINE OF CREDIT

In October of 2012, the Company entered into a revolving line of credit with a financial institution in the amount of $10,000. The line of credit carries an interest rate of 6.00%, and is collateralized by certain assets of the Company. As of March 31, 2015 and December 31, 2014, the balance owed was $6,627 and $7,088 respectively.

NOTE 7 – DEFERRED REVENUES

A portion of the Company’s revenues are from coaching and/or training services provided under contracts that are greater than one month in length. These contracts are billed in total at the onset of the contact period, and to the extent that billings exceed revenue earned, the Company will record such amount as deferred revenue until the revenue is earned. We recognize revenue on these contracts in the period the coaching and/or training services are provided under the contract. Expenses associated with providing the coaching and/or training services are recognized in the period the services are provided which coincides with when the revenue is earned and recognized.

As of March 31, 2015 and December 31, 2014, the Company has a deferred revenues balance of $584,832 and $427,529.

NOTE 8 – COMMITMENTS & CONTINGENCIES

Service Agreement

On April 25, 2014, the Company entered into a Contracted Services Agreement (“CSA”) with The Steve Harvey Companies (“TSHC”) which was effective March 8, 2014. Pursuant to the CSA, the Company will participate in six conferences with TSHC in various U.S. locations through August 2014 and are participating in the development of additional programs to leverage books and other produces marketed by TSHC. The CSA requires TSHC to pay us $250,000 on a payment plan as follows; 3/8/14 $50,000, 5/1/14 $50,000, 7/1/14 $50,000, 8/1/14 $50,000, 9/30/14 $50,000. The Company has received the $50,000 March payment. The Company will receive 30% allocation of revenue from developed products with TSHC. In May of 2014, the company elected to change the payment option election to Option No. 2 in the contract. This Option No. 2 allowed for the balance due of $200,000 to be paid in full on August 30, 2014. As of September 30, 2014, the Company is owed $200,000 by TSHC. See Note 11, subsequent event footnote, disclosure regarding payment of $75,000 in October. This contract has been completed and paid with the exception of an outstanding balance of $50,000 which will be paid in Q2 of 2015.

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

Minimum future rental payments under the agreement are as follows:

2015	$22,744

NOTE 9 – RELATED PARTY TRANSACTIONS

Employment Agreement

On January 1, 2015, the Company signed employment agreements with its three officers who also make up the Board of Directors. Each employment agreement is for one year starting January 1, 2015. The employment agreement with the Company’s Chief Executive Officer Lisa Nichols calls for an annual salary of $225,000. The employment agreement with the Company’s President and Chief Operating Officer Susie Carder calls for an annual salary of $200,000. The employment agreement with the Company’s Chief Financial Officer Alex Henderson was dated October 15, 2014 and calls for an annual salary of $100,000. The employment agreements to the three officers stipulate a potential bonus at the discretion of the Board of Directors.

MOTIVATING THE MASSES, INC.

Notes to Unaudited Financial Statements

NOTE 10 – STOCKHOLDERS’ EQUITY

Common and Preferred Shares authorized

The Company was incorporated on September 2, 1998, at which time the Company authorized 3,000,000 shares of Common Stock with $0.001 par value and 1,000,000 shares of Preferred Stock with $0.001 par value.

Preferred Stock - There are 1,000,000 shares of authorized preferred stock, par value $0.001 per share, with no shares of preferred stock issued or outstanding.

Common Stock - There are 75,000,000 shares of authorized common stock, par value $0.001 per share, with 15,666,300 and 15,624,300 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively. Each holder of common stock is entitled to one vote for each share held. During three months period ended March 31, 2015, we did not repurchase any shares of our common stock.

In the three months ended March 31, 2015, the Company issued 22,000 common shares for $11,000 cash.

NOTE 11 – SUBSEQUENT EVENTS

On April 3, 2015, the Company issued “Loyalty Shares” to it’s current investors in the amount of 696,890 shares..

PART I.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview and History

Motivating the Masses, Inc., a Nevada corporation (we, us, our, or the “Company”) was incorporated in the State of Nevada on September 2, 1998 to engage in providing top-quality professional development and coaching services to its clientele. The Company’s products and services revolve around the personal and business coaching programs written and developed by their CEO Lisa Nichols. The program sells as a package of books and DVD’s at their local and national training seminars, and on the Company’s website. The Company has contract rights to the sales of the product. The Company, through its CEO and a core team of coaches, also provides training and development programs through local and national seminars, on-site employee training, public and private speaking engagements, and customized life-coaching programs.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We also qualify as a smaller reporting company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As a smaller reporting company and so long as we remain a smaller reporting company, we benefit from similar exemptions and exclusions as an emerging growth company. In the event that we cease to be an emerging growth company as a result of a lapse of the five year period, but continue to be a smaller reporting company, we would continue to be subject to similar exemptions available to emerging growth company until such time as we were no longer a smaller reporting company.

The Company is in negotiations to hire a new Director of Coaching, Sean Smith. The Company is also negotiating a purchase of Sean’s database and programs which will be purchased for a yet determined amount of shares of the Company. The attorney for the Company is currently working on the agreement with Sean Smith. The Company anticipates this agreement to be complete by the end of second quarter 2015.

Our principal place of business is located at 2121 Palomar Airport Road, Suite 300, Carlsbad, California 92011.  Our phone number is 760-931-9400.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

Revenues

Revenues for the three months ended March 31, 2015 were $871,797 compared to $685,300 for the three months ended March 31, 2014 which was an increase of $186,497, or 27%. The increase in revenues was mainly due to an increase in sales from training workshop seminars and events. Moreover, toward the end of 2013, the Company developed a product series named World Class Speakers Alliance which we have begun selling with much success in our events since inception and throughout the three months ended March 31, 2015.

The Company generates a significant amount of their revenue from holding event seminars and/or multi-day conferences which are usually held during the last nine months of each calendar year. Due to the seasonal timing when these event seminars and/or multi day conferences are held, the Company will recognize a significant amount of their revenue in the later part of each year. As a result of these seminars and/or multi day conferences, the Company is able to generate multi-month (anywhere from two to twelve months in term) consulting contracts. Therefore, the revenues reported for the first quarter ended March 31, 2015, when annualized, may be substantially lower than the revenues reported for the full fiscal year.

Cost of Revenues

The gross margin for the three months ended March 31, 2015 was 66% of sales compared to 68% for the three months ended March 31, 2014. The slight decrease in gross margin was due to a couple of factors. One factor was that the event locations in the first three months of 2015 required higher costs of travel to get to. Another factor was an added event in January of 2015 which increased the company’s sales but also increased the event costs. These factors contributed to the overall decrease in Gross Margin as the sales derived from these events will be recognized via Deferred Revenue over the next few months but the costs associated with the events were incurred in the month they were booked.

Operating Activities

For the three months ended March 31, 2015 and 2014

For the three months ended March 31, 2015 we had as net loss of $1,419 as compared to net income $19,007 for the three months ended March 31, 2014. The net decrease of $20,426, in part, was due to the increase in operating expenses as noted below.

Operating expenses were $575,822 for the three months ended March 31, 2015 compared to $444,448 for the three months ended March 31, 2014, which was an increase of $131,374. The increase in operating expenses was due to an increase in consulting expenses as noted below. The Company also had expenses associated with additional new events occurring in Q1 2015.

Bad debt recovery was ($5,897) for the three months ended March 31, 2015 as compared to $9,525 for the three months ended March 31, 2014. Which was a decrease of 15,422. No significant write-offs detected in first quarter 2015.

Consulting expense was $138,675 for the three months ended March 31, 2015 as compared to $96,148 for the three months ended March 31, 2014, resulting in an increase of $42,527. The increase was due to adding compliance consultants, PR firm, attorneys and regulatory guidance consultants as a part of the company being a publicly reporting company and being guided to trade publicly.

Professional fees were $25,000 for the three months ended March 31, 2015 as compared to $27,400 for the three months ended March 31, 2014, resulting in a decrease of $2,400. The decrease was minimal as our professional services such as accounting, auditing and legal are fairly constant.

Wages and other compensation were $249,560 for the three months ended March 31, 2015 as compared to $205,592 for the three months ended March 31, 2014, resulting in an increase of $43,968. The increase was due to the company expanding operations including personnel by adding a customer services position and increases in executive salaries.

Liquidity and Capital Resources

Our cash balance is $0 as of March 31, 2015 as compared to $13,210 as of December 31, 2014. This was due to a large delayed customer payment. The company subsequently received the payment in April 2015.

As of March 31, 2015, total current assets were $742,112 compared to $666,137 at December 31 2014. The increase of $67,363 in current assets is mainly a result of an increase in accounts receivable due to an increase of sales in the first quarter of 2015.

As of March 31, 2015, total current liabilities were $649,879 as compared to $581,334 on December 31, 2014. The increase in our current liabilities is mainly due to the increase in deferred revenues which represents income to be recognized in the future as services are provided.

During the three months ended March 31, 2015, net cash used by operating activities was $30,063 consisting of $79,156 increase in accounts receivable, $15,422 decrease in bad debt, $37,731 decrease in pre-paid expenses, $157,303 increase in deferred revenues, $5,400 decrease in deposits and $94,611 decrease in accounts payable. For the same three months ended March 31, 2014, net cash used by operating activities was $42,245, consisting of $234,679 increase in accounts receivable, $9,525 increase in bad debt, $9,825 increase in pre-paid expenses, $180,389 increase in deferred revenue, and $11,953 increase in accounts payable.

Net cash used in investing activities for the three months ended March 31, 2015 was $0. Net cash increased in investing activities for the three months March 31, 2014 was $8,403.

Net cash provided from financing activities for the three months ended March 31, 2015, were $16,853 consisting of $11,000 in net proceeds from the private sale of common shares. Net cash provided from financing activities for the three months ended March 31, 2014 was $24,663.

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

Because we are currently subject to the reporting requirements of the Exchange Act of 1934, we expect that we will incur ongoing expenses associated with professional fees for accounting, legal and other expenses for annual reports and proxy statements.  We estimate that these costs could range up to $200,000 per year for the next few years and will be higher if our business volume and activity increases.

To date, our operations have been limited and we have only generated relatively limited revenues. We believe that our principal difficulty has been the lack of available capital to operate and expand our business.  We believe we need additional funding for working capital and general and administrative expense.   Although we have recently executed an Investment Banking Agreement with Andrew Garrett, Inc., a FINRA member broker dealer, as of the date of this Report we have no commitment from any investor to provide us with the necessary funding and there can be no assurances we will obtain such funding in the future.  Failure to obtain this additional financing will have a material negative impact on our ability to generate profits in the future.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2015.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015.

Based on that evaluation, management concluded, that our disclosure controls and procedures may not have been effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. After the period covered by this Report, we terminated our prior auditors, certain consultants and our counsel and have engaged new independent auditors and counsel as well as an investment bank to assist us on a going forward basis.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation. However, as disclosed hereinabove, subsequent to the period covered by this Report, we terminated our prior auditors, certain consultants and our counsel and have engaged new independent auditors and counsel as well as an investment bank to assist us on a going forward basis. These changes are expected to ensure that our disclosure controls and procedures will be effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms subsequent to the taking of such actions.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceeding, nor are we aware of any threatened actions.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 5, 2015, the Company issued 22,000 unregistered common shares to Lee Richter for $11,000 cash. The shares issued to Ms. Richter were restricted in their transfer as required by the Securities Act. The foregoing transactions were conducted pursuant to Regulation D under the Securities Act of 1933, as amended (the “Act”). Accordingly they were exempt under section 4(1) of the Act. Each investor indicated the investor’s investment intent and an appropriate legend was placed on the certificates for the investor’s shares. There was no general solicitation

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included with this report.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial and Accounting Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2015.

MOTIVATING THE MASSES, INC.

By:	s/ Lisa Nichols
Lisa Nichols, Principal Executive Officer

By:	s/ Alex Henderson
Alex Henderson, Principal Accounting Officer and Principal Financial Officer

