Form 10-Q
period 2015-06-30
MOTIVATING THE MASSES INC
filed 2015-08-19
CIK 1107796

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2015

Commission File Number: 333-187554

MOTIVATING THE MASSES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0410660
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

2121 Palomar Airport Road, Suite 300

Carlsbad, California 92011

(Address of principal executive offices)

(760) 931-9400

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 19, 2015, was 16,333,190 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MOTIVATING THE MASSES, INC

CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2015	2014
ASSETS

Current Assets:
Cash	$264,658	$13,210
Restricted cash	10,600	10,600
Accounts receivable, net	417,885	428,482
Prepaids	54,167	110,648
Other receivable	56,196	103,197
Total Current Assets	803,506	666,137

Property and equipment, net	28,652	29,035

Other Assets:
Deposits	6,429	46,218
Intellectual property	1,836	1,836
Total Other Assets	8,265	48,054

Total Assets	$840,423	$743,226

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$51,230	$146,717
Deferred revenue	528,912	427,529
Line of credit	4,128	7,088
Total Current Liabilities	584,270	581,334

Total Liabilities	584,270	581,334

Stockholders' Equity:
Preferred Stock, $0.001 Par value, 1,000,000 shares authorized, No shares issued and outstanding	-	-
Common Stock, $0.001 Par value, 75,000,000 shares authorized 16,343,190 and 15,624,300 shares issued and outstanding, respectively	16,343	15,624
Stock subscription receivable	(11,000)	(11,000)
Additional paid in capital	2,898,575	2,539,850
Accumulated deficit	(2,647,765)	(2,382,582)
Total Stockholders' Equity	256,153	161,892

Total Liabilities and Stockholders' Equity	$840,423	$743,226

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

MOTIVATING THE MASSES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$1,300,677	$987,992	$2,172,474	$1,673,222
Costs of services	519,357	363,444	816,751	585,289

Gross Profit	781,320	624,478	1,355,723	1,087,933

Operating Expenses:
Bad debt	17,600	18,955	11,703	28,480
Consulting	162,326	104,002	332,251	200,150
General and administrative	157,032	175,568	278,008	281,381
Professional fees	71,795	15,500	113,055	42,900
Wages and other compensation	287,886	141,329	537,445	346,921
Total Operating Expenses	696,639	455,354	1,272,462	899,832

Income from Operations	84,681	169,124	83,261	188,101

Net Income Before Income Taxes	84,681	169,140	83,261	188,174

Income Taxes	-	-	-	-

Net Income	$84,681	$169,140	$83,261	$188,147

Net Income per Share - Basic and Diluted	$0.00	$0.01	$0.00	$0.01

Weighted average number of shares outstanding - Basic and Diluted	16,320,216	15,010,895	15,979,407	15,016,441

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

MOTIVATING THE MASSES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income for the Period	$83,261	$188,174
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,022	7,857
Changes in operating assets and liabilities
Accounts receivables	10,597	(567,900)
Other receivable	47,001	200
Prepaid expenses	56,481	(3,325)
Deferred revenue	101,383	124,579
Deposits	39,790	(39,623)
Accounts payable & accrued expenses	(95,488)	(2,697)
Net cash provided by (used in) operating activities	250,047	(292,762)

INVESTING ACTIVITIES:
Purchase of property and equipment	(6,639)	(11,995)
Net cash used in investing activities	(6,639)	(11,995)

FINANCING ACTIVITIES:
Proceeds from line of credit	49,123	37,265
Repayments on line of credit	(52,083)	(38,059)
Common stock issued for cash	11,000	173,850
Net cash provided by financing activities	8,040	173,056

Net Increase (Decrease) in Cash	251,448	(131,701)

Cash at beginning of period	13,210	232,206

Cash at end of period	$264,658	$100,505

Cash paid during period:
Interest	$-	$-
Franchise and income taxes	$-	$-
Royalty stock dividends	$348,444	$-

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on date. In preparing these unaudited condensed interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited condensed interim financial statements and the reported amount of revenues and expenses during the reporting periods.

Use of estimates

The preparation of unaudited condensed interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed interim financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates include management’s assessments of the carrying value of certain assets, useful lives of assets, and related depreciation and amortization methods applied.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the six months period ended June 30, 2015, the Company may have had cash deposits that exceeded Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company maintains its cash balances at high quality financial institutions to mitigate this risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company records an allowance for doubtful accounts in accordance with the procedures discussed below. Past-due amounts are written off against the allowance for doubtful accounts when collections are believed to be unlikely and all collection efforts have ceased.

Cash

The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. As of June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

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

The Company had no assets and/or liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014, respectively, using the market and income approaches.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable related to the products and services sold are recorded at the time revenue is recognized, and are presented on the balance sheet net of allowance for doubtful accounts. The ultimate collection of the receivable may not be known for several months after services have been provided and billed.

The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, analyses of current and historical cash collections, and the aging of receivables. Delinquent accounts are written-off when the likelihood for collection is remote and/or when the Company believes collection efforts have been fully exhausted and the Company does not intend to devote any additional efforts in an attempt to collect the receivable. The Company adjusts their allowance for doubtful accounts balance on a quarterly basis. The quarterly adjustment to allowance for doubtful accounts is calculated at 5% of Accounts Receivable and adjusted to reflect this amount.

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method over the assets estimated useful life of (3) years for equipment, (5) years for automobile, and (7) years for furniture and fixtures. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Identifiable Intangible Assets

As of June 30, 2015 and December 31, 2014, $1,836, respectively of costs related to acquiring intellectual property have been capitalized. It has been determined that the intellectual property has an indefinite useful life and is not subject to amortization. However, the intellectual property will be reviewed for impairment annually or more frequently if impairment indicators arise.

Impairment of long-lived assets

The Company follows paragraph ASC350 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, such as intellectual property, are required to be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

The Company determined that there were no impairments of long-lived assets as of June 30, 2015 and December 31, 2014.

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

A portion of the Company’s revenues are from coaching and/or training services provided under contracts that are greater than one month in length. These contracts are billed in total at the onset of the contract period, and to the extent that billings exceed revenue earned, the Company will record such amount as deferred revenue until the revenue is earned. We recognize revenue on these contracts in the period the coaching and/or training services are provided under the contract. Expenses associated with providing the coaching and/or training services are recognized in the period the services are provided which coincides with when the revenue is earned.

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

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

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

There were no potentially dilutive shares outstanding as of June 30, 2015 and December 31, 2014, respectively.

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

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

Company management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3 - GOING CONCERN

These unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations, and the Company’s ability to raise additional capital as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Accounts receivable	$464,182	$460,588
Less: Allowance for doubtful accounts	(46,297)	(32,106)
	$417,885	$428,482

For the three months ended June 30, 2015 and 2014, the Company recorded bad debt expense of $17,600 and $18,954, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded bad debt expense of $11,703 and 28,480, respectively.

In the year ended December 31, 2014, the Company wrote off $207,176 of uncollectible customer accounts using the allowance method of accounting. This resulted in a reduction of both accounts receivable and allowance for doubtful accounts in the amounts of $207,176. The Company adjusts it’s Allowance for Doubtful Accounts based on 5% of Accounts Receivable and adjusts Quarterly. As of the six months ended June 30, 2015, the Company adjusted it’s allowance for doubtful accounts to 10% to better align with year end adjustments. There were no write offs for the six month period ended June 30, 2015.

NOTE 5 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at June 30, 2015 and December 31, 2014, consisted of the following:

	June 30, 2015	December 31, 2014
Equipment	$63,351	$56,712
Furniture & Fixtures	16,905	16,905
Less: Accumulated Depreciation	(51,604)	(44,582)
Net Fixed Assets	$28,652	$29,035

Depreciation expense

Depreciation expense for the three months ended June 30, 2015 and June 30, 2014 was $3,773 and $2,767, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 was $7,022, and $7,857 respectively.

NOTE 6 – LINE OF CREDIT

In October of 2012, the Company entered into a revolving line of credit with a financial institution in the amount of $10,000. The line of credit carries an interest rate of 6.00%, and is collateralized by certain assets of the Company. As of June 30, 2015 and December 31, 2014, the balance owed was $4,128 and $7,088 respectively.

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

NOTE 7 – DEFERRED REVENUES

A portion of the Company’s revenues are from coaching and/or training services provided under contracts that are greater than one month in length. These contracts are billed in total at the onset of the contact period, and to the extent that billings exceed revenue earned, the Company will record such amount as deferred revenue until the revenue is earned. We recognize revenue on these contracts in the period the coaching and/or training services are provided under the contract. Expenses associated with providing the coaching and/or training services are recognized in the period the services are provided which coincides with when the revenue is earned and recognized

As of June 30, 2015 and December 31, 2014, the Company has a deferred revenues balance of $528,912 and $427,529.

NOTE 8 – COMMITMENTS & CONTINGENCIES

Service Agreement

On April 25, 2014, the Company entered into a Contracted Services Agreement (“CSA”) with The Steve Harvey Companies (“TSHC”) which was effective March 8, 2014. Pursuant to the CSA, the Company will participate in six conferences with TSHC in various U.S. locations through August 2014 and are participating in the development of additional programs to leverage books and other produces marketed by TSHC. The CSA requires TSHC to pay us $250,000 on a payment plan as follows; 3/8/14 $50,000, 5/1/14 $50,000, 7/1/14 $50,000, 8/1/14 $50,000, 9/30/14 $50,000. The Company has received the $50,000 March 2014 payment. The Company will receive 30% allocation of revenue from developed products with TSHC. In May of 2014, the company elected to change the payment option election to Option No. 2 in the contract. This Option No. 2 allowed for the balance due of $200,000 to be paid in full on August 30, 2014. As of September 30, 2014, the Company is owed $200,000 by TSHC. This contract has been completed and paid with the exception of an outstanding balance of $50,000 which will be paid in Q3 of 2015.

Lease

The Company currently occupies office space at 2121 Palomar Airport Road, Carlsbad, California. The Company signed an eleven month lease agreement starting September 1, 2011 to July 31, 2012 for $3,159 per month. In July of 2012, the Company renewed the three year lease for the same office space starting August 1, 2012, for $3,127 a month for the first year, $5,686 a month for the second year, and $5,844 a month for the third year.

Minimum future rental payments under the agreement are as follows:

The Company is currently holding over in their current space as they survey other spaces to relocate. The current holdover rate is 150% of the previous base rent, or $8,766 per month on a month to month basis.

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

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

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

Common Stock - There are 75,000,000 shares of authorized common stock, par value $0.001 per share, with 16,333,190 and 15,624,300 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively. Each holder of common stock is entitled to one vote for each share held. During six months period ended June 30, 2015, we did not repurchase any shares of our common stock.

In the six months ended June 30, 2015, the Company issued 696,890 common shares as a stock dividend to current shareholders as loyalty shares based on their investment on March 31, 2015 at fair value.

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

Results of Operations

Revenues

Revenues for the three months ended June 30, 2015 were $1,300,677 compared to $987, 922 for the three months ended June 30, 2014 which was an increase of $314,994, or 31.96%. The increase in revenues was mainly due to an increase in sales from training workshop seminars and events. Moreover, toward the end of 2013, the Company developed a product series named World Class Speakers Alliance which we have begun selling with much success in our events since inception and throughout the three months ended June 30, 2015.

Revenues for the six months ended June 30, 2015 were $2,172,474 compared to $1,673, 222 for the six months ended June 30, 2014 which was an increase of $501,491, or 30%. The increase in revenues was mainly due to an increase in sales from training workshop seminars and events. Moreover, toward the end of 2013, the Company developed a product series named World Class Speakers Alliance which we have begun selling with much success in our events since inception and throughout the three months ended June 30, 2015.

The Company generates a significant amount of their revenue from holding event seminars and/or multi-day conferences which are usually held during the last nine months of each calendar year. Due to the seasonal timing when these event seminars and/or multi day conferences are held, the Company will recognize a significant amount of their revenue in the later part of each year. As a result of these seminars and/or multi day conferences, the Company is able to generate multi-month (anywhere from two to twelve months in term) consulting contracts. Therefore, the revenues reported for the second quarter ended June 30, 2015, when annualized, may be substantially lower than the revenues reported for the full fiscal year.

Cost of Revenues

The gross margin for the three months ended June 30, 2015 was 60.07% of sales compared to 63.18% for the three months ended June 30, 2014. The slight decrease in gross margin was due to a couple of factors. One factor was the addition of Sean Smith as a coach which assisted in increasing revenues but also increased the coaching expenses. Nicole Roberts Jones also increased her coaching clients and revenue which increased overall coaching commission by 25%. These factors contributed to the overall decrease in Gross Margin as the costs were more of a one-to-one revenue model as opposed to a one-to-many model. Our company strategy is to increase these coaches clients into a one-to-many model, or group coaching.

The gross margin for the six months ended June 30, 2015 was 62.4% of sales compared to 65% for the six months ended June 30, 2014. The slight decrease in gross margin was due to a couple of factors. One factor was that the event locations in the first three months of 2015 required higher costs of travel to get to. Another factor was an added event in January of 2015 which increased the company’s sales but also increased the event costs. Another factor was the addition of Sean Smith as a coach which assisted in increasing revenues but also increased the coaching expenses. Nicole Roberts Jones also increased her coaching clients and revenue which increased overall coaching commission by 25%. These factors contributed to the overall decrease in Gross Margin as the costs were more of a one-to-one revenue model as opposed to a one-to-many model. Our company strategy is to increase these coaches clients into a one-to-many model, or group coaching. These factors contributed to the overall decrease in Gross Margin as the sales derived from these events will be recognized via Deferred Revenue over the next few months but the costs associated with the events were incurred in the month they were booked.

Operating Activities

Total operating income for the three months ended June 30, 2015 was $84,681 as compared to $169,140 for the three months ended June 30, 2014, which was a decrease of $83,394. Total operating income for the six months ended June 30, 2015 was $83,261 as compared to $188,147 for the six months ended June 30, 2014, which was a decrease of $103,288. The reason for the decrease was mainly due to the Company having incurred more consulting expense, wages and other compensation expense, and professional expense.

Operating expenses were $696,639 for the three months ended June 30, 2015 compared to $455,354 for the three months ended June 30, 2014, which was an increase of $241,285. Operating expenses were $1,272,462 for the six months ended June 30, 2015 compared to $899,832 for the six months ended June 30, 2014, which was an increase of 372,630. The reason for the increase was mainly due to the Company having incurred more consulting expense, wages and other compensation expense, and professional expense.

Bad debt expense was 17,600 for the three months ended June 30, 2015 as compared to $18,955 for the three months ended June 30, 2014. Which was a decrease of 1,355. Bad debt expense was $11,703 for the six months ended June 30, 2015 as compared to $28,480 for the six months ended June 30, 2014, which was a decrease of $16,777. The reason for the decrease is due to the reduction in Accounts Receivable.

Consulting expense was $162,326 for the three months ended June 30, 2015 as compared to $104,002 for the three months ended June 30, 2014, resulting in an increase of $58,324. The increase was due to the addition of adding compliance consultants, PR firm, attorneys and regulatory guidance consultants. Consulting expense was $332,251 for the six months ended June 30, 2015 as compared to $200,150, resulting in an increase of $166,899. The increase was due to the addition of adding compliance consultants, PR firm, attorneys and regulatory guidance consultants.

Professional fees were $71,795 for the three months ended June 30, 2015 as compared to $15,500 for the three months ended June 30, 2014, resulting in an increase of $52,295. The increase was due to increasing the professional services such as accounting, auditing and legal. Professional fees were $113,055 for the six months ended June 30, 2015 as compared to $42,900 for the six months ended June 30, 2014, resulting in an increase of $4,453. The increase was due to adding professional consultants relating to legal compliance and auditing.

Wages and other compensation were $287,886 for the three months ended June 30, 2015 as compared to $141,329 for the three months ended June 30, 2014, resulting in an increase of $146,557. The increase was due to the company expanding operations. The company added a customer service position and other increase is due to increase in executive salaries. Wages and other compensation were $537,445 for the six months ended June 30, 2015 as compared to $346, 921 for the six months ended June 30, 2014, resulting in an increase of $190,524. The increase was due to the company expanding operations. The company added a customer service position and other increase is due to increase in executive salaries.

Liquidity and Capital Resources

Our cash balance is $275,258 as of June 30, 2015 as compared to $23,810 as of December 31, 2014.

As of June 30, 2015, total current assets were $803,506 compared to $666,137 at December 31 2014. The increase of $137,369 in current assets is mainly a result of an increase in accounts receivable due to an increase of sales in the first two quarters of 2015.

As of June 30, 2015, total current liabilities were $584,270 as compared to $581,334 on December 31, 2014. The increase in our current liabilities is mainly due to the increase in deferred revenues which represents income to be recognized in the future as services are provided.

During the six months ended June 30, 2015, net cash provided by operating activities was $250,047 consisting of $10,597 decrease in accounts receivable, $56,481 decrease in prepaids, $101,383 increase in deferred revenues, $39,790 decrease in deposits and $98,448 decrease in accounts payable. For the same six months ended June 30, 2014, net cash used by operating activities was $292,762, consisting of $569,380 increase in accounts receivable, $200 increase in bad debt, $3,325 increase in prepaids, $124,579 increase in deferred revenue, $39,623 increase in deposits and $2,697 decrease in accounts payable.

Net cash used in investing activities for the six months ended June 30, 2015 was $6,639. Net cash used in investing activities for the six months June 30, 2014 was $11,995.

Net cash provided from financing activities for the six months ended June 30, 2015, were $8,040 consisting of $11,000 in net proceeds from the private sale of common shares. Net cash provided from financing activities for the six months ended June 30, 2014 was mainly due to $173,056 from the private sale of common shares.

The Company’s management is reviewing new ways to cut costs and increase revenues so they can increase operational efficiency in the future. The Company is in the process of restructuring its compensation plan in a way to reduce cash expense while incentivizing increased sales. At the moment, they are reviewing a number of stock option and equity plans. The Company plans to increase the utilization of their website with users and have increased material that will be sold online in the form of instructional videos and webinars that will incrementally increase revenues without increasing costs.  The costs are being incurred now through the creation of the technology but the revenues will be realized in the years to come with very minimal costs in the form of website hosting and video hosting.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended June 30, 2015.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 above represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation. However, as disclosed hereinabove, subsequent to the period covered by this Report, we terminated our prior auditors, certain consultants and our counsel and have engaged new independent auditors and counsel as well as an investment bank to assist us on a going forward basis. These changes are expected to ensure that our disclosure controls and procedures will be effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms subsequent to the taking of such actions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceeding, nor are we aware of any threatened actions.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2015.

MOTIVATING THE MASSES, INC.

By:	s/ Lisa Nichols
Lisa Nichols, Principal Executive Officer

By:	s/ Alex Henderson
Alex Henderson, Principal Accounting Officer and Principal Financial Officer

