Form 10-Q/A
period 2015-06-30
MOTIVATING THE MASSES INC
filed 2015-09-21
CIK 1107796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-Q/A

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

760-931-9400

(Registrant’s telephone number, including area code)

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of September 18, 2015, was 16,383,190 shares.

Explanatory Note

The purpose of this Amendment No. 1 to Motivating the Masses, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 28, 2015 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

The purpose of this Amendment No. 1 to Motivating the Masses, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 28, 2015 (the “Form 10-Q”), is to also furnish Exhibit 10.1 and 10.2 to the Form 10-Q. Exhibit 10.1 to this report provides the Common Stock Repurchase Agreement between the Company and Mr. Corso dated July 29, 2015. Exhibit 10.2 to this Report is a copy of the August 8, 2015 Board Resolution approving the issuance of 40,000 shares of the Company’s common stock to Alex Henderson.

The Company is also including subsequent events disclosures in the financial statements for the quarterly period ended June 30, 2015. These items are listed below in Item 5.

Item 5. Other Information

On April 24, 2015, the Board of Directors of the Company unanimously approved a resolution terminating the Company’s consulting agreement with Stephen Corso and cancelling the issuance of all securities that were issued by the Company to Mr. Corso. The termination of Mr. Corso was effected when the Company learned that Mr. Corso had caused a Current Report on Form 8-K to be filed on behalf of the Company on April 20, 2015, without the Company’s approval.

On April 29, 2015 The Company sent Mr. Corso a notice of termination notifying him of the foregoing.

On May 5, 2015 the Company sent a letter to the United States Securities and Exchange Commission notifying it of the filing of the April 20, 2015 Current Report on Form 8-k without the Company’s permission.

On July 29, 2015, the Company and Mr. Corso executed a Common Stock Repurchase Agreement pursuant to which the Company acquired the 1,500,000 shares of the Company’s common stock owned by Mr. Corso for aggregate consideration of $150. A copy of the Common Stock Repurchase Agreement is annexed hereto as Exhibit 10.1.

On August 8, 2015, the Company issued 40,000 new shares of common stock to Alex Henderson for services valued at $20,000. These shares were issued for services rendered from January 18, 2013 to July, 31, 2015. A copy of the Minutes of the Board of Directors approving the issuance of shares to Mr. Henderson is annexed hereto as Exhibit 10.2

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify disclosures made in the original Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Repurchase Agreement between the Company and Stephen Corso dated July 29, 2015
10.2	Board of Directors minutes for Shares issuance to Alex Henderson dated August 8, 2015
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTIVATING THE MASSES, INC.

DATE: September 21, 2015	By:	/s/ Lisa S. Nichols
Lisa S. Nichols
Chief Executive Officer

DATE: September 21, 2015	By:	/s/ Alex Henderson
Alex Henderson
Chief Financial Officer