Form 10-Q
period 2015-09-30
MOTIVATING THE MASSES INC
filed 2015-11-23
CIK 1107796

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2015

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of October 20, 2015 was 16,415,390 shares.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOTIVATING THE MASSES, INC
CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2015	2014
ASSETS

Current Assets:
Cash	$48,318	$13,210
Restricted cash	10,600	10,600
Accounts receivable, net	270,039	428,482
Prepaids	10,417	110,648
Other receivable	56,197	103,197
Total Current Assets	395,571	666,137

Property and equipment, net	28,743	29,035

Other Assets:
Deposits	30,886	46,218
Intellectual property	1,836	1,836
Total Other Assets	32,722	48,054

Total Assets	$457,036	$743,226

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$152,508	$146,717
Deferred revenue	553,879	427,529
Line of credit	3,344	7,088
Total Current Liabilities	709,731	581,334

Total Liabilities	709,731	581,334

Stockholders' (Deficit) Equity:
Preferred Stock, $0.001 Par value, 1,000,000 shares authorized,
No shares issued and outstanding	-	-
Common Stock, $0.001 Par value, 75,000,000 shares authorized
16,415,390 and 15,624,300 shares issued respectively and 14,915,390 and 15,624,300 shares outstanding, respectively	14,915	15,624
Treasury stock (1,500,000)	(150)
Stock subscription receivable	(27,100)	(11,000)
Additional paid in capital	2,936,103	2,539,850
Accumulated deficit	(3,176,463)	(2,382,582)
Total Stockholders' (Deficit) Equity	(252,695)	161,892

Total Liabilities and Stockholders' Equity	$457,036	$743,226

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

MOTIVATING THE MASSES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sept 30,		Sept 30,
	2015	2014	2015	2014

Revenues	$607,714	$597,983	$2,780,189	$2,271,205
Costs of services	464,827	211,295	1,281,578	796,584

Gross Profit	142,887	386,688	1,498,611	1,474,621

Operating Expenses:
Bad debt	-	-	14,488	28,480
Consulting	127,016	69,059	459,267	269,209
General and administrative	170,500	141,139	445,939	422,520
Professional fees	57,891	13,062	170,945	55,962
Wages and other compensation	316,178	205,973	853,409	552,894
Total Operating Expenses	671,585	429,233	1,946,832	1,329,065

Income (Loss) from Operations	(528,698)	(42,545)	(448,221)	145,556
Other Income:
Interest Income	-	3	-	49
Total Other Income	-	3	-	49

Net Income (Loss) Before Income Taxes	(528,698)	(42,542)	(448,221)	145,605

Income Taxes	-	-	-	-

Net Income (Loss)	(528,698)	(42,542)	(448,221)	145,605

Net Income (Loss) per Share - Basic and Diluted	$(0.03)	$0.00	$(0.03)	$0.01

Weighted average number of shares
outstanding - Basic and Diluted	15,771,639	15,221,355	15,775,564	15,119,865

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

MOTIVATING THE MASSES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss) for the Period	$(445,437)	$145,605
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	10,362	12,582
Bad debt expense	14,488	28,480
Share based compensation	20,000	-
Changes in operating assets and liabilities
Accounts receivables	143,955	(451,252)
Other receivable	47,000	200
Prepaid expenses	100,231	1,675
Deferred revenue	126,350	(47,813)
Deposits	15,332	(72,511)
Accounts payable & accrued expenses	5,791	(2,757)
Net cash provided by (used in) operating activities	38,072	(385,791)

INVESTING ACTIVITIES:
Purchase of property and equipment	(10,070)	(17,675)
Net cash used in investing activities	(10,070)	(17,675)

FINANCING ACTIVITIES:
Proceeds from line of credit	74,186	37,265
Repayments on line of credit	(77,930)	(37,451)
Common stock issued for cash	11,000	242,650
Repurchase of common shares	(150)
Net cash provided by financing activities	7,106	242,464

Net Increase (Decrease) in Cash	35,108	(161,002)

Cash at beginning of period	13,210	232,206

Cash at end of period	$48,318	$71,204

Cash paid during period:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non Cash Transactions
Royalty Stock Dividends	348,444	-

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 30, 2015. In preparing these unaudited condensed interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited condensed interim financial statements and the reported amount of revenues and expenses during the reporting periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the nine months period ended September 30, 2015, the Company may have had cash deposits that exceeded Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company maintains its cash balances at high quality financial institutions to mitigate this risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company records an allowance for doubtful accounts in accordance with the procedures discussed below. Past-due amounts are written off against the allowance for doubtful accounts when collections are believed to be unlikely and all collection efforts have ceased.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. As of September 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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

The Company had no assets and/or liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014, respectively, using the market and income approaches.

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

As of the nine months ended September 30, 2015, the Company reviewed its collectables and adjusted its allowance for doubtful accounts to 5% and reserved an additional $30,761 for two accounts at risk of default.

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

Identifiable Intangible Assets

As of September 30, 2015 and December 31, 2014, $1,836 of costs related to acquiring intellectual property has been capitalized. It has been determined that the intellectual property has an indefinite useful life and is not subject to amortization. However, the intellectual property will be reviewed for impairment annually or more frequently if impairment indicators arise.

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

The Company determined that there were no impairments of long-lived assets as of September 30, 2015 and December 31, 2014.

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

Net income (loss) per share

The Company computes basic and diluted earnings per share amounts pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share are computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

There were no potentially dilutive shares outstanding as of September 30, 2015 and December 31, 2014, respectively.

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

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

NOTE 3 - GOING CONCERN

These unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations, and the Company’s ability to raise additional capital as required. The Company has an accumulated deficit of $3,176,463, and negative working capital of $314,010 as of and for the three and nine months ended September 30, 2015.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has taken certain actions and continues to implement changes designed to improve the Company’s consolidated financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) product expansion, (b) optimizing online sales, and (c) maximizing media opportunities. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2016. As a result, these unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Accounts receivable	$316,632	$460,587
Less: Allowance for doubtful accounts	(46,593)	(32,105)
	$270,039	$428,482

The Company generates a significant amount of their revenue from holding event seminars and/or multi-day conferences, which are held throughout the calendar year. Due to the seasonal timing when these event seminars and/or multi day conferences are held, the Company revenues and accounts receivable declined in Q3.

For the three months ended September 30, 2015, the Company did not record a bad debt expense. In 2014, the Company recorded bad debt expense of $0. For the nine months ended September 30, 2015 and 2014, the Company recorded bad debt expense of $14,488 and 28,480, respectively.

In the year ended December 31, 2014, the Company wrote off $207,176 of uncollectible customer accounts using the allowance method of accounting. This resulted in a reduction of both accounts receivable and allowance for doubtful accounts in the amounts of $207,176. The Company adjusts it’s Allowance for Doubtful Accounts based on 5% of Accounts Receivable and adjusts Quarterly. As of December 31, 2014, the Company’s allowance for doubtful accounts balance was approximately 7% of the ending accounts receivable balance. As of the nine months ended September 30, 2015, the Company reviewed its collectables and adjusted its allowance for doubtful accounts to 5% and reserved an additional $30,761 for two accounts at risk of default. There were no write offs for the nine-month period ended September 30, 2015.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and Equipment, stated at cost, less accumulated depreciation at September 30, 2015 and December 31, 2014, consisted of the following:

	September 30, 2015	December 31, 2014
Equipment	$57,777	$56,712
Furniture & Fixtures	25,910	16,905
Less: Accumulated Depreciation	(54,944)	(44,582)
Net Fixed Assets	$28,743	$29,035

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

Depreciation expense

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $10,362, and $12,582 respectively.

NOTE 6 – LINE OF CREDIT

In October of 2012, the Company entered into a revolving line of credit with a financial institution in the amount of $10,000. The line of credit carries an interest rate of 6.00%, and is collateralized by certain assets of the Company. As of September 30, 2015 and December 31, 2014, the balance owed was $3,344 and $7,088 respectively.

NOTE 7 – DEFERRED REVENUES

A portion of the Company’s revenues are from coaching and/or training services provided under contracts that are greater than one month in length. These contracts are billed in total at the onset of the contact period, and to the extent that billings exceed revenue earned, the Company will record such amount as deferred revenue until the revenue is earned. We recognize revenue on these contracts in the period the coaching and/or training services are provided under the contract. Expenses associated with providing the coaching and/or training services are recognized in the period the services are provided which coincides with when the revenue is earned and recognized

As of September 30, 2015 and December 31, 2014, the Company had deferred revenues balance of $553,879 and $427,529.

NOTE 8 – COMMITMENTS & CONTINGENCIES

Service Agreement

On April 25, 2014, the Company entered into a Contracted Services Agreement (“CSA”) with The Steve Harvey Companies (“TSHC”), which was effective March 8, 2014. Pursuant to the CSA, the Company will participate in six conferences with TSHC in various U.S. locations through August 2014 and are participating in the development of additional programs to leverage books and other produces marketed by TSHC. The CSA requires TSHC to pay us $250,000 on a payment plan as follows; 3/8/14 $50,000, 5/1/14 $50,000, 7/1/14 $50,000, 8/1/14 $50,000, 9/30/14 $50,000. The Company received the $50,000 March 2014 payment. The Company will receive 30% allocation of revenue from developed products with TSHC. In May of 2014, the company elected to change the payment option election to Option No. 2 in the contract. This Option No. 2 allowed for the balance due of $200,000 to be paid in full on August 30, 2014. This contract has been completed and paid with the exception of an outstanding balance of $50,000. This amount was supposed to be repaid, however only $20,000 of this amount was received during the third quarter. A new agreement was subsequently extended wherein TSHC will repay the balance owing of $30,000 by the end of 2015.

Lease

The Company currently occupies office space at 2121 Palomar Airport Road, Carlsbad, California. The Company signed an eleven-month lease agreement starting September 1, 2011 to July 31, 2012 for $3,159 per month. In July of 2012, the Company renewed the three year lease for the same office space starting August 1, 2012, for $3,127 a month for the first year, $5,686 a month for the second year, and $5,844 a month for the third year.

The Company is currently holding over in their current space as they survey other spaces to relocate. The current holdover rate is 150% of the previous base rent, or $8,766 per month on a month to month basis.

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

NOTE 9 – RELATED PARTY TRANSACTIONS

Employment Agreements

On January 1, 2015, the Company signed employment agreements with its three officers who also make up the Board of Directors. Each employment agreement is for one year starting January 1, 2015. The employment agreement with the Company’s Chief Executive Officer Lisa Nichols calls for an annual salary of $225,000. The employment agreement with the Company’s President and Chief Operating Officer Susie Carder calls for an annual salary of $200,000. The employment agreement with the Company’s Chief Financial Officer Scott Ryder was dated October 15, 2015 and calls for an annual salary of $150,000. The employment agreements to the three officers stipulate a potential bonus at the discretion of the Board of Directors.

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

Common Stock - There are 75,000,000 shares of authorized common stock, par value $0.001 per share, with 14,915,390 and 15,624,300 shares outstanding as of September 30, 2015 and December 31, 2014, respectively. Each holder of common stock is entitled to one vote for each share held. During nine months period ended September 30, 2015, the Company repurchased 1,500,000 shares of its common stock.

In the nine months ended September 30, 2015, the Company issued 751,090 common shares as a stock dividend to current shareholders as loyalty shares based on their investment on March 31, 2015 at fair value, issued 40,000 common shares to Alex Henderson for services rendered at fair value of $20,000, and repurchased 1.5 million common shares that were originally issued to Steve Corso for services rendered.

NOTE 11 - Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company has determined that, other than listed below, no material subsequent events exist through the date of this filing.

In October of 2015, the Company issued 153,530 common shares as a stock dividend to current shareholders as loyalty shares based on their investment on March 31, 2015 at fair value.

In November of 2015, the Company issued 17,759 common shares as a stock dividend to current shareholders as loyalty shares based on their investment on March 31, 2015 at fair value.

In November of 2015, the Company repurchased 27,011 shares of common stock from the selling stockholder in a private transaction. The shares were repurchased at a price of $.48 per share, for an aggregate purchase price of $13,000.

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

We also qualify as a smaller reporting company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As a smaller reporting company and so long as we remain a smaller reporting company, we benefit from similar exemptions and exclusions as an emerging growth company. In the event that we cease to be an emerging growth company as a result of a lapse of the five-year period, but continue to be a smaller reporting company, we would continue to be subject to similar exemptions available to emerging growth company until such time as we were no longer a smaller reporting company.

Our principal place of business is located at 2121 Palomar Airport Road, Suite 300, Carlsbad, California 92011.  Our phone number is 760-931-9400.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

Revenues

Revenues for the three months ended September 30, 2015 were $607,714 compared to $597,983 for the three months ended September 30, 2014, which was an increase of $9,731, or 1.6%. The increase in revenues was mainly due to the addition of two coaches resulting in an increase in sales from coaching services.

Revenues for the nine months ended September 30, 2015 were $2,780,189 compared to $2,271,205 for the nine months ended September 30, 2014, which was an increase of $508,984, or 22%. The increase in revenues was due to new service offerings including Keynote speeches plus an increase in sales from its VIP days, coaching, training workshop seminars and events.

Cost of Revenues

The gross margin for the three months ended September 30, 2015 was 23.5% of sales compared to 64.7% for the three months ended September 30, 2014. The decrease in gross margin was primarily due to the Company’s increase in coaching sales. The commissions paid on coaching sales are higher than paid on the Company’s other service, which resulted in a lower gross margin. These costs were more of a one-to-one revenue model as opposed to a one-to-many model. Our company strategy is to build these coaches’ clients into a one-to-many model, or group coaching.

The gross margin for the nine months ended September 30, 2015 was 53.9% of sales compared to 64.9% for the nine months ended September 30, 2014. The decrease in gross margin was due to a couple of factors. One factor was that the event locations in the first three months of 2015 required higher costs of travel. Another factor was an added event in January of 2015, which increased the company’s sales but also increased the event’s costs. Another factor was the addition of Sean Smith as a coach and Nicole Roberts Jones increasing her coaching clients. These coaches assisted in increasing revenues but also increased the coaching expenses. The Company pays a 25% commission on its coaching services, which is higher than its commissions paid on its other services. These factors contributed to the overall decrease in Gross Margin. Further these costs were more of a one-to-one revenue model as opposed to a one-to-many model. Our company strategy is to build these coaches’ clients into a one-to-many model, or group coaching.

Operating Activities

Total operating income for the three months ended September 30, 2015 was negative $528,698 as compared to negative $42,545 for the three months ended September 30, 2014, which was a decrease of $486,153. Total operating income for the nine months ended September 30, 2015 was negative $448,221 as compared to $145,556 for nine months ended September 30, 2014, which was a decrease of $593,777. The reason for the decrease was mainly due to the Company having incurred more consulting expense, wages and other compensation expense, and professional expense. The Company hired an investment-banking firm to provide financial advisory services and also increased Lisa Nichols and Susie Carder’s salaries to market level.

Operating expenses were $671,585 for the three months ended September 30, 2015 compared to $429,233 for the three months ended September 30, 2014, which was an increase of $242,352. Operating expenses were $1,946,832 for the nine months ended September 30, 2015 compared to $1,329,065 for the nine months ended September 30, 2014, which was an increase of $617,767. The reason for the increase was mainly due to the Company having incurred more consulting expense, wages and other compensation expense, and professional expense. . The Company hired an investment-banking firm to provide financial advisory services and also increased Lisa Nichols and Susie Carder’s salaries to market level.

Bad debt expense was none for both the three months ended September 30, 2015 and for the three months ended September 30, 2014. Bad debt expense was $14,488 for the nine months ended September 30, 2015 as compared to $28,480 for the nine months ended September 30, 2014, which was a decrease of $13,992. The reason for the decrease is due to the reduction in Accounts Receivable.

Consulting expense was $127,016 for the three months ended September 30, 2015 as compared to $69,059 for the three months ended September 30, 2014, resulting in an increase of $57,957. The increase was due to the added cost of the compliance consultants, PR firm, attorneys and regulatory guidance consultants that were retained earlier this year. Consulting expense was $459,267 for nine months ended September 30, 2015 as compared to $269,209, resulting in an increase of $190,058. The increase was due to the addition of adding an investment-banking firm, compliance consultants, PR firm, attorneys and regulatory guidance consultants.

Professional fees were $57,891 for the three months ended September 30, 2015 as compared to $13,062 for the three months ended September 30, 2014, resulting in an increase of $44,829. Professional fees were $170,945 for the nine months ended September 30, 2015 as compared to $55,962 for the nine months ended September 30, 2014, resulting in an increase of $114,983. The increase was due to adding professional consultants relating to financial advisory services and auditing.

General and administrative expenses were $170,500 for the three months ended September 30, 2015 as compared to $141,139 for the three months ended September 30, 2014, resulting in an increase of $29,361. General and administrative expenses were $445,939 for the nine months ended September 30, 2015 as compared to $422,520 for the nine months ended September 30, 2014, resulting in an increase of $23,419. The increased expense in both periods was primarily due to an increase in rent.

Wages and other compensation were $316,178 for the three months ended September 30, 2015 as compared to $205,973 for the three months ended September 30, 2014, resulting in an increase of $110,205. The increased expense was primarily due to the addition of a customer service position and an increase in Lisa Nichols and Susie Carder’s salaries to market level. Wages and other compensation were $853,409 for the nine months ended September 30, 2015 as compared to $552,894 for the nine months ended September 30, 2014, resulting in an increase of $300,515. The increase was due to the company expanding operations. The company added a customer service position and increased executive salaries to market level.

Liquidity and Capital Resources

Our total cash balance is $48,318 as of September 30, 2015 as compared to $13,210 as of December 31, 2014.

As of September 30, 2015, total current assets were $395,571 compared to $666,137 at December 31 2014. The decrease of $270,566 in current assets is mainly a result of a decrease in accounts receivable due to a change in the Company’s accounting policies. Beginning in 2015, the Company adjusts its accounts receivable to reflect earned receivables.

As of September 30, 2015, total current liabilities were $709,731 as compared to $581,334 on December 31, 2014. The increase in our current liabilities is mainly due to the increase in deferred revenues, which represents income to be recognized in the future as services are provided.

During the nine months ended September 30, 2015, net cash provided by operating activities was $38,072 consisting of $143,955 increase in accounts receivable, $47,000 increase in other receivables, $100,231 increase in prepaids, $126,350 increase in deferred revenues, $15,332 increase in deposits and $5,791 increase in accounts payable. For the same nine months ended September 30, 2014, net cash used by operating activities was a negative $385,791, consisting of a $451,252 decline in accounts receivable, $200 increase in other receivables, $1,675 increase in prepaids, $47,813 decrease in deferred revenue, $72,511 decline in deposits and $2,757 decline in accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2015 was negative $10,070. Net cash used in investing activities for the nine months September 30, 2014 was a negative $17,675.

Net cash provided from financing activities for the nine months ended September 30, 2015, were $7,106 consisting of $11,000 in net proceeds from the private sale of common shares. Net cash provided from financing activities for the nine months ended September 30, 2014 were $242,464, which was mainly due to $242,650 from the private sale of common shares.

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

Contractual Obligations

The Company currently has no material required contractual obligations.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended September 30, 2015.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation. However, as disclosed hereinabove, subsequent to the period covered by this Report, we terminated our prior auditors, certain consultants and our counsel and have engaged new independent auditors and counsel as well as an investment bank to assist us on a going forward basis. These changes are expected to ensure that our disclosure controls and procedures will be effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms subsequent to the taking of such actions.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceeding, nor are we aware of any threatened actions.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July (July 29, 2015)	1,500,000	$0.0001	0	$150
Total	1,500,000	$0.0001	0

1 - Motivating the Massess' Board of Directors approved the repurchase of 1,500,000 shares for $150 on July 29, 2015. There were no other common stock repurchases planed, or otherwise, during Q3.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 23, 2015.

MOTIVATING THE MASSES, INC.

By:	/s/ Lisa Nichols
Lisa Nichols, Principal Executive Officer

By:	/s/ Scott Ryder
Scott Ryder, Principal Accounting Officer and Principal Financial Officer

