Form 10-K
period 2015-12-31
MOTIVATING THE MASSES INC
filed 2016-04-19
CIK 1107796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015: $16,343,190.

As of April 18, 2016, the Company had 16,486,861 shares of its common stock issued and outstanding, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive information statement (“Information Statement”) for its annual meeting of stockholders for fiscal year ended December 31, 2015 (“Annual Meeting of 2015”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Information Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the end of the Company’s fiscal year ended December 31, 2015.

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

ITEM 1. BUSINESS

BACKGROUND

Founded on September 2, 1998 under the laws of the state of Nevada, Motivating the Masses, Inc. (“MNMT” or the “Company”) provides professional development and coaching services through a series of proprietary and customized programs. We are headquartered in Carlsbad, California. Our coaches travel throughout the country and the world to empower businesses with full-scale strategies from business plan preparation to fully-integrated marketing programs.

SUMMARY OF BUSINESS OPERATIONS

Our business consultation services address the range of today’s best practices in strategic planning, cash flow planning, cost control, budgeting, product costing, designing an estimating system, management issues, wage and compensation systems, new product introduction systems, inventory management, production planning, people management systems, compensation structures, and business performance metrics.

Our business division provides customized workshops for companies of all sizes, from start-up to multi-national corporations. Our team of highly experienced business coaches meet with commercial clients and deliver detailed and time-proven success strategies and motivational tools designed to unleash the skills and talents of our clients’ employees. Our coaches also work directly with corporate executives to help refine their own skills in the critical areas of negotiation, leadership development and employee training.

For individuals, we work one on one and with groups small and large to change mindsets and transform lives. Under our philosophy of “No Matter What Obstacles One faces”, our coaches and trainers show how to push past limitations and reach the next steps in success, wealth, and happiness.

Our proprietary programs are available for sale at our live events as well as on our web site. Our coaches provide the tools, insights and techniques that help people of all ages and from all walks of life triumph in their personal and professional goals. Our programs and content have been developed and honed under the leadership of Lisa Nichols, our CEO. Lisa has developed an outstanding reputation in the professional development industry. During the past 18 years, over 200,000 individuals have participated in our coaching and development programs, and we have touched over 36 million people via multiple media platforms.

We believe that our business has been driven by delivery of best-in-class content, the regular introduction of new content and delivery methods, as well as the expansion of our sales and content-delivery channels. We are also of the opinion that these initiatives have enabled us to increase our client base, improve overall retention, and create a business model with strong recurring revenue.

Our services are grouped into two disciplines: Business Segment and Personal Segment. The following summarizes the key service offerings in each segment.

Business Segment (83% of 2015 revenue)

Executive Coaching Services focus on a client’s specific goals and are delivered by our highly experienced team of coaches.  Coaching services are delivered in a variety of formats including online, one-day VIP days and/or six to ten-session coaching programs. This business line has been the largest contributor to revenue historically, accounting for 56% of our business segment revenue in 2015.

Global Leadership Program (GLP) is a 12-month program with group coaching that provides students with a step-by-step guide on building a business around an individual brand. This segment accounted for 10% of our business segment revenue in 2015.

World Class Speaker Alliance (WCSA) is a comprehensive on-line training program for Entrepreneurs that want to learn the business strategies and systems to become a world-class speaker. This segment accounted for 7% of our business segment revenue in 2015 and exhibits the highest gross margin of all of our segments. Sales of this segment are expected to grow dramatically in 2016 following an aggressive marketing push in mid-2016.

Speak and Write to Make Millions is a live training program offered over three days and teaches attendees how to speak powerfully, to write best sellers, and to increase their income. This segment accounted for 5% of our business segment revenue in 2015.

Powerhouse Speakers is designed to help participants develop their personal brand and to position themselves as experts in their industries. This training program is offered over a three-day period. This segment accounted for 4% of our business segment revenue in 2015.

Keynotes/Speaking Fees are generated by our coaches at major industry events and at private gatherings. These events also offer us the opportunity to promote our capabilities and other product/service offerings. This segment accounted for 11% of our business segment revenue in 2015.

Personal Segment (12% of 2015 revenue)

Transformational Coaching is geared toward personal development, and is provided over six sessions in a 12-week period. This segment accounted for 21% of our personal segment revenue in 2015.

Abundance Now is a 12-part online course that includes 12 video modules featuring Lisa Nichols and workbooks for each module. This program accounted for 51% of our personal segment line revenue in 2015.

Motivating the Teen Spirit is an advanced life skills training for teens and their parents. Trainings are conducted three to four times a year in the United States as well as the Bahamas. Teenagers learn what their own emotional prosperity looks like, and parents are empowered with the skills needed to effectively communicate with their children. This program accounted for 16% of our personal segment line revenue in 2015.

Breakthrough the Retreat is an intimate, up-close and personal four-day intensive with Lisa Nichols and three master facilitators. The program is designed for executives and entrepreneurs ready to take a big step in their lives, to enhance their happiness and income. This program accounted for 29% of our personal segment line revenue in 2015.

Markets and Clients

We focus our business on two primary markets – the small business segment (businesses with more than one employee/owner), and the entrepreneur segment, which includes home-based and one-person business operations. However, the Company has the capabilities and experience of serving larger organizations including Google, Wells Fargo, Citi, Disney, General Motors, State Farm, Rockwell and BMW.

Our target clients are skilled "technicians" who are gifted in the work of their business, but typically do not have the resources to have in-house staff dedicated to strategic planning, professional development and/or coaching.

In 2015, we served over 2,000 clients. We service clients from across the US as well as those based in international markets including the United Kingdom, Australia, Malaysia and Kenya.

Personnel

We currently employ 11 full-time staff and two independent contractors. The employee base comprises executive management, management, administration, and coaching personnel. Overall, we have what we believe is a highly competent and experienced team and a culture that is geared toward driving client satisfaction.

In addition to Lisa Nichols and Susie Carder, our core team of coaches consists of the following individuals:

Sean Smith – In 2013, International Trainer and Master Results Coach Sean Smith was named "North America's Next Greatest Speaker", beating out thousands of participants from around the world. He has been featured on numerous media outlets as the go-to-expert for helping people in all walks of life become more purposeful, powerful and persuasive on any sized stage with any sized audience. Mr. Smith is a master of bringing out the most powerful message from his students and helping them craft a signature presentation that delivers predictable results, time and time again. Sean founded and built his own company from scratch, selling millions of dollars’ worth of personal development and business growth training programs, landing him in the top 1% of his industry. He has authored more than 250 of his own articles and audio programs on topics such as goal getting, sales, recruiting, leadership, overcoming obstacles, motivation, and all aspects of overall human behavior. Mr. Smith’s mission is to empower people with the tools to get rid of their internal obstacles so they can aggressively pursue their dreams, and live their lives with passion, purpose and presence.

Nicole Roberts Jones – Ms. Jones is MNMT’s Content Development Coach, as well as a Personal Development Coach, a national motivational speaker and author of two inspirational books. She has a Masters in social work from USC and for the past 10 years was the founder and chairwoman for IMANI Corporation an organization designed to help minorities maximize their work potential. Ms. Jones is known as “The Inner Catalyst” for her ability to draw out what’s best in her clients. As the creator of the “Find Your Fierce Formula”, she works to not only discover what makes achievers tick at a deep level but to help them Turn Big Passion into Big Profits.

Tia Ross, Director and Master Facilitator of Motivating the Teen Spirit – Ms. Ross facilitates workshops that focus on emotional healthiness and personal accountability. She has touched the lives of parents and youth in schools, in the juvenile justice system, and in social services across the nation. Ms. Ross also oversees the Teen & Youth and Parent Coaching programs at MNMT. Her experience is in the juvenile justice system of San Diego, including student worker, family support worker, SAY San Diego, CAT Team, WINGS Program Coordinator, and church services leader with volunteers of probation. She received her Bachelors of Science Degree from San Diego State University.

Margaret Packer, Executive Manager & Executive Coach – Ms. Packer manages the corporate movement and culture of MNMT. She is an accomplished leader who is organized and driven, with 15 years of experience upholding and executing company values and goals. Ms. Packer is the Master Facilitator of MNMT’s “World Class Executive Support Training” program.

Value and Marketability Strengths

Operational

Name and Reputation: Over the past 18 years, we have developed a strong reputation in the personal development industry and we are well recognized for the quality of our programs and content delivery. We have gained strong brand recognition and have benefited from Ms. Nichols well-established name and identity in the marketplace. We currently have a global reach of more than 36 million.

Range of Programs and Service Offerings: We have developed proprietary programs for business owners and executives. Our focus on developing best-in-class content and regularly updating its programs has helped us to stay at the forefront of the industry. We offer six programs in our Business segment and four programs in our Personal segment. We engage in a multi-segment strategy in our marketplace and offer products ranging in price from $197 to $47,500.

Diversified Client Base: No client represents more than 1% of our sales. The diversified customer base helps reduce the likelihood that we will be significantly impacted by the loss of a single account.

Proprietary Expertise: We carved out a niche in the marketplace by focusing on the needs of small to medium-sized businesses. Further, we have developed unique programs geared toward leadership development and enhancing speaking and writing capabilities for skilled professionals.

Growth Opportunities: We developed a comprehensive online training program, that’s undergone extensive testing in the marketplace over the past 18 months. Preliminary sales of our online training program exceeded $200,000 in each of the past two years with a limited marketing campaign to our event attendees. We are confident that we can grow this business further with by expanding our marketing campaign to our captured audience of social media followers and our client database.

Operations and Company Structure: We built a strong personnel base including a seasoned executive management team, marketing and client service professionals, and experienced coaches. Further, we developed best practices with respect to program delivery and promotional activities.

Corporate Relationships: Many of the most prestigious corporations turn to us as a prime go-to resource for hands-on business-building coaching and training – as well as to help them bring their transformational messages to audiences across the US and around the world with customized live training events. Google, Wells Fargo, Citi, Disney, General Motors, State Farm, Rockwell and BMW are among the renowned companies that have utilized our services for professional management and leadership training.

International Reach: Our live speaking engagements has a global reach of 36 million, including a multi-country tour of South Africa, and key appearances in Kazakhstan, Thailand, Dominican Republic, Aruba, Costa Rica, Kiev, Mexico, Bali, Swaziland, Canada, Taiwan, British Virgin Islands, Slovenia, Greece, Australia and Barbados.

External

Market for the Company’s Services: The self-help marketplace experience two major shifts over the past three years. The demand for online content has risen dramatically. Secondly, there has been dramatic shift in the key participants in our marketplace. Steven Covey, Zig Ziglar and Jim Rohn have all passed away. Robert Kyoski filed for bankruptcy and Peter Lowe’s Get Motivated seminars went out of business. Louise Hay is in her 80s and Jack Canfield and Less Brown appear to be cutting back on their road schedules. Toby Robbins continues to have a strong presence in the marketplace but the marketplace is looking for new and fresh motivational speakers to fill the void left by the aforementioned individuals. With Lisa Nichols’ universal appeal, global reach of 36 million and our extensive content library and online training platform, we are strategically positioned to capitalize on this opportunity and be the next large-scale player in this space.

Products and Services

We are recognized as an industry leader in the professional development marketplace. We provide executive coaching and related services to business owners and executives.

We also help small business owners and entrepreneurs achieve their desired objectives generally related to quality of life in their professional and personal lives. We have developed a range of proprietary programs and services content, which offer a significant competitive advantage in the marketplace.

We have differentiated ourselves in the marketplace through a three-pronged approach to our business:

•	Creating best-in-class content and solutions in each of its service segments;
•	Continuing to invest in the refinement and expansion of content categories; and
•	Significantly increasing the size and capabilities of various sales and content-delivery channels.

Each year we make significant investments in the development and enhancement of our existing content, and the development of new services, features, and products that help small business owners and entrepreneurs achieve their goals and objectives. As an example, the Abundance Now program within the Personal Segment was created to coincide with the release of Lisa Nichols’s newest book, Abundance Now. This new service line has generated over $250,000 in revenue since its launch in Q4 2015.

We expect to continue introducing new and refreshed content and delivery methods. At the same time, we are making investments to expand the size and capabilities of our sales and delivery forces to attract and retain clients. One of our key strategic objectives is to consistently deliver quality results to clients. We are focused on ensuring that our content and offerings are best-in-class, and that they have a measurable, lasting impact on clients’ results. Our leadership places a strong emphasis on client satisfaction, and operates with the philosophy that measurable improvement in clients’ businesses is key to retaining current clients and obtaining new sales opportunities.

We incorporate a comprehensive quality-control program when providing professional development services to ensure client satisfaction. We view each contract as an agreement between partners who wish to create a close and mutually beneficial long-term relationship. This approach generated a 100% growth in revenue over three years through referrals and repeat business.

Revenue Trend

Our revenue grew from $1.6 million in 2013 to $3.2 million in 2015, an average annual growth rate of 42%.

The primary growth driver in 2015 was increased sales from Executive Coaching where sales increased from $747,672 in 2014 to $1,753,112 in 2015. The growth was attributable to improvement in marketing, introduction of new offerings, and the expansion of the coaching staff.

Revenue Segmentation

Our services are grouped in the following two disciplines: Business Segment and Personal Segment.

	Business Segment	Personal Segment
Services	Executive Coaching	Transformational Coaching
	Global Leadership Program	Abundance Now
	Speak & Write Event	Motivating the Teen Spirit
	Powerhouse Speakers Event	Retreats
Keynotes / Speaking Fees
World Class Speakers Alliance

Business Lines

The following summarizes our key service offerings by segment.

Business Segment

Executive Coaching Services

We provide Executive Coaching services that focus on a client’s specific goals.  This service is considered a premium service offered to “platinum” clients as it provides one on one exclusive coaching to shape, clarify, launch and accelerate a client’s business strategy. Products and programs vary from online programs where clients dictate the speed and duration of their program, to either a one-day VIP day or six to ten private coaching sessions. Our Coaching services segment represented 56% of our business segment revenue in 2015, or a total of approximately $1.75 million.

All of our coaches have a proven track record of personal and business success. Our coaching team includes four salaried employees and two independent contractors (with 1-year contracts). The pricing for Executive Coaching ranges from $12,500 to $25,000 depending on the coach and type of service provided.

Our clients either pay in full or make payments that coincide with the progress of their programs. We offer a 3-day cancellation policy on all of our program and services. Clients wishing to cancel after the three days, primarily due to financial reasons, can downgrade to a lower cost program. In the event clients wish to cancel and have paid for the service prior to receiving value, we offer a credit (no refunds are given); credits remain on the books for 12 months. Clients usually elect to close out their credits with coaching sessions or purchase an alternative service.

Global Leadership Program (GLP)

Our GLP program is priced at $47,500 and is a 12-month program that provides 96 hours of face-to-face small group interaction with monthly ‘mastermind’ calls and by-weekly accountability sessions. The program focuses on: (i) six critical steps for increasing the impact of current content; (ii) ways to have any audience member feel like they are the only ones in the room; (iii) learning the secrets of having participants take action on their goals; (iv) uncovering how the masters have people run to the back of the room to purchase more; (v) building trust and rapport in 60 seconds; (vi) developing a product library; (vii) learning to structure fees and multiplying income streams; (viii) producing an online presence; (ix) building a brand; and (x) monetizing one’s message.

World Class Speaker Alliance (WCSA)

Our WCSA Program is a comprehensive on-line training program for Entrepreneurs that want to learn the business strategies and systems to become world-class speakers. Clients can purchase one, or more, of the following levels based on their needs:

•	Level 1 – “Accelerate Me” for $997, which provides access to 13 modules that help authors and speakers learn the critical foundation to mastering powerful speaking skills, developing a signature speech and understanding the business of being a speaker.

•	Level 2 – “Profitize Me” for $6,997, which includes Level 1 plus an additional 27 modules and focuses on sales, marketing and systems. Level 2 shows students how to make ‘real’ money in the speaker business.

•	Level 3 – “Publicize Me” for $17,000, which includes access to all Level 1 and 2 modules plus one on one coaching, small group ‘mastermind’ interaction and the opportunity to speak on the MTM stage at one of its live events.

Speak and Write to Make Millions

An annual 3-day workshop event, Speak and Write to Make Millions is designed for those just starting out in the growing personal growth industry as speakers or writers – or for seasoned professionals looking to enhance their work and build their careers. Students attend live or online from over 30 countries. Speak and Write to Make Millions unveils the success principles behind getting works published, platform speaking and creating a thriving business based on attendees’ books and speaking subject matter. Featuring Lisa Nichols along with our top coaches, topics for the much-anticipated event become a comprehensive primer for building a successful career in motivational speaking – or just learning the key tools of the trade to enhance any executive position – as well as paving the way for a bestseller in the burgeoning self-help book category. This event will attract 500 to 850 in-person participants and over 2,000 participants on-line. Traditionally, over 33% of the in-person participants and 3% to 5 % of the online participants will purchase an additional service. The training, conducted in the spring each year, is offered for $597 (excluding room and board).

Powerhouse Speakers

Powerhouse Speakers is a three-day long, live training program. Attendees learn how to (1) develop their personal brand and talent, (2) implement cutting-edge marketing tactics to get seen, heard, & paid on a bigger scale, (3) position themselves as the #1 expert in their industry, and (4) write extraordinary speeches that can turn listeners into loyal, repeat buyers. This event is designed to serve the savvier presenter, entrepreneur or business professional, and is limited to 150 in-person participants. The training is conducted in the fall at a fee of $1,997 (excluding room and board).

Keynotes / Speaking Fees

Speaking fees range from $15,000 to $85,000 per event. Keynote speaking events include (i) Industry Events where we are paid to teach, and allowed to sell its programs, products and tools, (ii) Industry Events where we are not paid to teach, but still receive wide exposure to the industry, and we are allowed to sell our programs, products and tools, and (iii) Private Events where we are paid to teach but there is little to no exposure or opportunity to sell our programs, products and tools.

Personal Segment

Transformational Coaching

Transformational coaching services focus primarily on personal development. Coaches provide one on one coaching, assisting clients to push past limiting beliefs, addressing fears, setting clear goals and creating a realistic plan to achieve them. Our coaches also set up an accountability system to increase results. This coaching is offered at a cost of $6,800, which includes six private sessions over a 12-week period.

Abundance Now

Our Abundance Now is a 12-part online course that includes 12 video modules featuring Lisa Nichols and includes workbooks for each module. The online course is a companion piece to Lisa Nichols’ newest book “Abundance Now”. The course is priced at $997.

Motivating the Teen Spirit

Motivating the Teen Spirit is an advanced life skills training for teens and their parents. Teenagers learn what their own emotional prosperity looks like, and parents are empowered with the skills needed to effectively communicate with their children (e.g., listening to what is not being said, hearing a child’s silent cry for help, etc.). More than 80% of the attendees return to a subsequent training and/or go on to volunteer or facilitate future trainings. The price to attend is $198 total for a parent and teenager.

Breakthrough the Retreat

Breakthrough the Retreat is an intimate up-close and personal four-day breakthrough training with Lisa Nichols and three other personal development master facilitators within MTM. This program is conducted once a year, and priced at $6,997 (double occupancy including room and board) with a maximum occupancy of 50 participants.

Intellectual Property

We have secured registered trademarks for the following names:

•	Yes! Yes!
•	Motivating the Teen Spirit
•	No Matter What
•	Motivating the Masses
•	Abundance Now

Customer Markets

We focus on two markets, the small business segment (businesses with more than one employee/owner), and the entrepreneur segment, which includes home-based and one-person business operations. Although we can service larger organizations, the greatest benefit of our services is derived from businesses with under $10 million in annual sales. The majority of these companies are comprised of "technicians" who are gifted in the work of their business, but typically do not have the resources to have in-house staff dedicated to strategic planning, professional development and/or coaching. Management’s goal is to secure approximately two-thirds of all its business from the small business segment because these organizations generally have greater financial resources than the entrepreneur segment.

The small business and entrepreneur markets are ideal targets for several reasons. As a small or entrepreneurial business, resources are often limited to core business functions such as production, administration, finance and distribution. Professional development, training, coaching and planning frequently go unnoticed and are often forgotten. As economic pressures increase and competition intensifies, these companies look for effective ways to increase their performance. Furthermore, as a small or entrepreneurial business, the owner is typically an accountable technician which means he or she has everything on the line with regard to their business succeeding or not, and that their area of expertise is in the business they are "in." Frequently, a technician will be attracted to the "work" of the business and neglect the fundamental health of the business, which includes nurturing both themselves and the customer base.

Geographic Markets

Each year, we join with a ‘who’s who’ of the motivational world to help deliver several of the most well attended live event training sessions in the US and in cities around the world. Mind Valley – Vishen Lakhiani’s global transformational powerhouse that is actively pushing the envelope in education for all ages in over 35 countries, represents one of the many partners that join with us to bring life-changing guidance and motivation to millions worldwide. We currently have clients in Australia, Africa and Europe in addition to our strong client base in the United States.

Market Analysis

Our activities and offerings embrace all of the industry’s touch points, including large-venue live showcase events, more intimate seminars and workshops, personal coaching and corporate training, and bestselling self-empowerment media such as DVD’s, books and audio CD programs. We are immersed in the full range of transformational categories, from business/sales skills and business/career opportunities to improving relationships and weight loss/fitness. At the same time, we are set apart as a company that is home to a team of highly- regarded motivational coaches based in cities across the country who provide their rich expertise to people from all walks of life and growth businesses of all sizes. We are deeply connected to our audiences and committed to bringing real change to millions the world over.

On an annual basis, the Company reaches 36 million people through its many media partnerships – including The Steve Harvey Show, The Today Show, Amplified Leaders and Mindvalley.

We design comprehensive coaching products and programs for personal enhancement and business applications. Our clients all share in common such goals as elevating their business acumen and profitability; uplifting their brand and unique selling proposition; and advancing their organization’s purpose and success in the marketplace.

Individuals that we attract often have average incomes exceeding $100,000 dollars. College educated, a majority of personal clients have advanced degrees, are culturally diverse, well-traveled and entrepreneurially astute. The core demographic we serve are men and women between 35 and 55 who are vested in enhancing the quality of their lives, building additional skillsets and committed to enriching their communities.

The market is divided by distribution channel and product as follows:

Size of Related U.S. Self-Improvement Products & Services Market

($ in millions)	2009	2011	2014	Avg. yearly growth: 2015- 2018F
Motivational Speakers *	166	199	200	3.0%
Personal coaching (U.S.)	650	707	760	4.0%
Public seminars	285	308	335	3.6%
Total Value	$1,101	$1,214	$1,295	3.7%

Source: Market data estimates & forecasts

* top 9 speakers only

We believe that one of our growth drivers for 2016 will be the full-scale launch of our e-learning platform, which we expect to capitalize on the dramatic surge in demand for e-learning. According to Statistics MRC report titled “Global E-Learning Market Outlook (2014-2022)” released in September 2015, The e-earning market was approximately $165.36 billion in 2014 and is expected to grow at a CAGR of 5.08% to reach $243.8 billion by 2022. The reports cites the following key factors that are favoring the market’s growth: flexibility in learning, low cost, easy accessibility, increased effectiveness by animated learning, rise in number of internet users and an increasing access of broadband pooled with mobile phones with online capabilities. The United States leads in e-learning sales followed by Asia.

Competitive Landscape

The key element in purchase decisions made in the industry is trust in the reputation and reliability of the professional development firm. The professional development industry is fragmented and disorganized, with thousands of smaller consulting organizations and individual consultants for every one of the few dozen well-known companies.

Our competitors range from major international name-brand consultants to tens of thousands of individuals. One of our challenges is establishing ourselves as a complete professional development company, creating "other" experts the client trust outside of Lisa Nichols while creating trust and confidence at the same level on a consistent basis. When dealing with the small or entrepreneurial business market, cost or price is one of our greatest obstacles. We have therefore chosen to focus on building our brand as a reliable, cost effective and successful business relationship partner with our clientele.

One of our key competitive advantages is the relationship we build with clients. We offer clients a unique experience that is ongoing and reinforces development, versus a typical "one-time" seminar format. Our programs provide development and support for a year or more. Since each strategic workshop client immediately qualifies for one-on-one coaching, we’re able to manage and monitor the specific progress of each client throughout his or her development process.

Sales and Marketing

Overview

We believe that our primary keys to success are: (i) market exposure – building reputation and mind share; (ii) market penetration – both breadth and depth; (iii) client acquisition; (iv) client retention; and (v) achieving or surpassing projections through strong performance and fiscal management.

We generate revenue through the sale of our products and services. We have found that clients that attend our workshops have in essence pre-qualified themselves as people who are interested in learning about business and are willing to invest time and money to do so. At our seminars, we typically sell additional programs, tools and support to participants. At our typical seminar, 33% of the participants will spend at least $1,500 for some sort of after training education or support.

Marketing Strategy

Our marketing strategy is simple and cost-effective: exposure through live business seminars, which are delivered all over North America. We participated in, or conducted, over 20 live events in 2015 and this number is expected to grow to 25 in 2016. We are currently partnering with some of the leading online marketing firms to design and implement a robust and effective online marketing strategy.

Business Development Activities

We focus on marketing directly to over 500,000 professionals included in our proprietary database of over 250,000 (includes past and current clients, as well as any participant who attended an MTM seminar and completed an evaluation) and 300,000 professionals via our social media platforms. We send a quarterly newsletter featuring new products and services, success stories, and information on upcoming events. We believe that this approach results in considerable and consistent exposure with minimal cost.

One of our goals in 2016 is to build and leverage our database and client base to grow revenues. Our online sales increased over 120% from 2013 to 2015 and we recently hired a market leader in lead generation and lead conversion to help us sustain this growth.

In 2014 we also engaged a nationally recognized Public Relations firm to increase our exposure and awareness in the market. Our prior model relied on word of mouth and events. The PR firm coupled with the addition of coaches and internal sales team helped double our revenues in 2015.

We also conduct direct mailing with key affiliate partners, using the following four proven methods:

• Sample Previews: These are invitation-only workshops that we host for referral sources (i.e., accountants, attorneys, financial planners, insurance professionals) as well as owners of businesses in a target market. The previews will be the actual first year program offered to paying clients. The intent is to provide value and proof of the strategic workshop process so that clients will be comfortable making referrals.

• Free Talks/Networking: This is an excellent opportunity for new coaches and new trainers to get exposure. These talks are given to Chambers of Commerce, trade councils, professional organizations, etc. Based on our industry experience it is most beneficial to have at least two of these talks per month and attend two networking events per month.

• Referrals: Referrals make up a large part of our business. They create an effective drip campaign and a concentrated effort will leverage this opportunity.

• Other Income Generators / Special Project Assistance: This includes writing private programs for specific businesses, designing custom programs, and retainer based coaching on an ongoing basis.

Executive Officers of the Company

As of the date of this Report, the principal executive officers of the Company are: (i) Lisa Nichols as the Chief Executive Officer; (ii) Susie Carder as the President and Chief Operating Officer; and (iii) Scott Ryder as the Treasurer, Chief Financial Officer and Secretary:

Name and Address	Age	Position(s)

Lisa Nichols	48	Chief Executive Officer and Chief Creative Officer

Susie Carder	50	President and Chief Operating Officer

Scott Ryder	46	Treasurer, Chief Financial Officer and Secretary

Lisa Nichols, Chief Executive Officer and Chief Creative Officer

Lisa Nichols is the founder of the Company. She is a best-selling author, a popular public speaker and a powerful coach. Ms. Nichols has been honored with many awards in recognition for her empowering work, including the Humanitarian Award from South Africa, the Ambassador of Good Will Award, Emotional Literacy award, The Legoland Foundation’s Heart of Learning Award. The Mayor of Henderson, Nevada has proclaimed November 20th as Motivating the Teen Spirit Day. And recently the Mayor of Houston, Texas proclaimed May 9th as Lisa Nichols day for her dedication to service, philanthropy and healing. Her book, No Matter What! hit 6 bestsellers list, including the New York Times list. Lisa graduated from Dorsey High School in 1984.

Susie Carder, President and Chief Operating Officer

Susie Carder has been instrumental in the development of the Company’s systems, procedures, company culture, revenue streams, and service delivery for the past 10 years as a consultant and/or as an Executive Coach to the founder Lisa Nichols. Ms. Carder is an expert in providing companies with training, organizational development, management leadership development, and growth solutions. As CEO of Salon Training International from 1995 to 2010, she gained expertise in operations management, finance, sales accountabilities systems, and marketing, and she led the company to increase its revenues and investment opportunities. Susie graduated from Marvista High School in 1982.

Scott M. Ryder Jr., Treasurer, Chief Financial Officer and Secretary

Scott Ryder is responsible for the Company’s accounting, investor relations, financial decision support, financial planning & analysis, internal audit, tax, human resources and information technology. Prior to joining the Company, Mr. Ryder served as Chief Financial Officer of The ManKind Project USA from 2014 to 2016, a renowned global non-profit charitable organization whose high-profile work empowers men worldwide to missions of service on behalf of their communities. From 2000 to 2012, he served as Head of Operations, Investment Banking Group for D.A. Davidson & Company, a full-service investment firm with $45 billion in client assets under management, and as Chief Operating Officer/Chief Compliance Officer for McGladrey Capital Markets LLC (Costa Mesa). Scott earned his Master of Business Administration from the Paul Merage School of Business, University of California, Irvine, in 2000 and Bachelor of Arts in Economics from the University of Redlands in 1991.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our executive officers has:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Premises

The Company currently occupies approximately 3,700 SF of office space at 2121 Palomar Airport Road in Carlsbad, California. The Company is currently holding over in their current space as they survey other spaces to relocate. The current holdover rate is 150% of the previous base rent, or $8,766 per month on a month-to-month basis. The Company is looking for locations that can accommodate the firm’s projected growth plans, or about 10,000 SF in space.

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

Risks Relating To Our Business

We are a development stage business which has limited capital, a limited operating history and is subject to risks involved with speculative early-stage companies.

As of the date of this Report, we have limited capital and a limited operating history. Therefore, we are subject to the risks involved with any speculative early-stage enterprise. There is no assurance that we will be able to successfully structure, market and distribute our products or services. We may experience continuing net losses and negative cash flows from operations. The extent of continuing losses and negative cash flows from operations and the time required to reach profitability are highly uncertain. There is no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained on an ongoing basis. Such risks for us include, but are not limited to:

•	An evolving, unpredictable and unproven business model;
•	An intensely competitive developing market with low barriers to entry;
•	Managing growth;
•	Dependence on key personnel;
•	Limited operating capital and limited access to credit; and
•	Other unforeseen changes and developments.

In order to address these risks, the Company must, among other things:

•	Implement and successfully execute its business strategy;
•	Provide superior customer service;
•	Respond to competitive developments;
•	Attract, retain and motivate qualified personnel; and
•	Respond to unforeseen and changing circumstances.

We cannot assure you that we will succeed in addressing these risks.

We have a history of operating losses and there can be no assurance we will be profitable in the future.

We have a history of operating losses. Further, we may be dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses of $1,300,037 and $805,663 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, we had an accumulated deficit of $4,884,986 and $3,190,293 respectively. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. There is no assurance that the demand for personal development coaching products will allow us to achieve profitability. In particular, additional capital may be required in the event that further working capital is necessary because our operating costs increase beyond our expectations or we encounter greater costs associated with general and administrative expenses or offering costs.

We dismissed our prior Independent Certified Public Accounting Firm in April 2015 and our December 31, 2014 audited financial statements may no longer be relied upon. Accordingly, there can be no assurance that the financial statements that we previously filed with the SEC and that are available to investors are correct.

In April 2014, we notified our then independent registered accountant, Terry L. Johnson CPA (“Johnson”), that we were dismissing Johnson as our independent registered accountant, after learning that Johnson had ceased operations as described in the Division of Corporation Finance Financial Reporting Manual.

On May 6, 2015, we engaged Anton & Chia, LLP to act as our independent registered public accountant beginning immediately and, specifically, to (i) perform a review of our interim financial statements on Form 10-Q for the three quarters ended March 31, 2015, June 30, 2015 and September 30, 2015 in accordance with the requirements of SAS No. 100; and (ii) to audit our balance sheet as of December 31, 2015 and the related statement of operations, stockholders’ equity and cash flows for the year ended December 31, 2015.

On October 6, 2015, we received a letter from the SEC notifying us that Johnson was suspended from appearing or practicing before the SEC on behalf of any public company and that any financial statements that had been audited by Johnson that are required to be filed by the Company should be reaudited. A copy of the Order (“Order”) is available at: http://www.sec.gov/litigation/admin/2015/33-9915.pdf.

On December 15, 2015, the Board of Directors spoke with our new auditors, Anton & Chia, LLP, and concluded upon the advice of Anton & Chia, LLP that based upon the foregoing, the Company’s balance sheet as of December 31, 2014 and the related statement of operations, stockholders’ equity and cash flows for the year ended December 31, 2014 could not be relied upon, and that such financial statements should be reaudited. On December 16, 2015 we engaged Anton & Chia, LLP to reaudit the Company’s balance sheet as of December 31, 2014 and the related statement of operations, stockholders’ equity and cash flows for the year ended December 31, 2014 and to Audit all of such statements for fiscal 2015.

We do not have an audit committee and the discussions with Anton & Chia, LLP, and the conclusion that the Company’s then existing balance sheet as of December 31, 2014 and the related statement of operations, stockholders’ equity and cash flows for the year ended December 31, 2014 should not be relied upon and should be reaudited, were therefore made and approved by the Company’s Board of the Directors. Accordingly, investors in this Offering have no current financial information on which to rely in making an investment decision.

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

The recent ongoing additions of new programs within our Business and Personal segments make it difficult for us to evaluate our current and future business prospects. If our services within Business and Personal segments fail to achieve widespread acceptance by consumers and businesses and/or other institutions, our growth and profitability may suffer.

The use of executive coaching (Business segment) and personal development coaching (Personal segment) programs is one approach in the traditional business educational markets. There can be no assurance that executive coaching and personal development coaching programs and services will achieve long-term success in the business educational markets. Our success depends in part upon the continued adoption by businesses and consumers of executive coaching and personal development coaching programs educational initiatives. Some may oppose third-party education in principle and the executive coaching and personal development coaching programs in general. As a necessary corollary to the acceptance of our Motivating the Masses Programs, our growth depends in part on acceptance of the role of executive coaching and personal development coaching programs and the availability of access. If the acceptance of executive coaching and personal development coaching programs do not continue to increase, our ability to continue to grow our business could be materially impaired.

A substantial majority of our revenue is generated by sales of within our business segment (e.g., executive coaching). Revenues from our business and personal development segments may be difficult to predict and declines in sales of our executive and personal development coaching products may materially adversely affect our business and results of operations.

For the year ended December 31, 2015, sales of business segment accounted for approximately 83% of our revenue. For the year ended December 31, 2014, business segment accounted for approximately 92% of our revenues. We anticipate that revenue from sales of business segment will continue to account for a substantial majority of our revenue for the next few years. Typical coaching contracts vary by client and can span anywhere from 3-9 months depending on need. We also have an annual program, Global Leadership Program (GLP), which consists of a 3-day event 4 times per year along with group coaching calls in between the live events. Clients that have cancelled out of that program have enrolled into one-on-one coaching for more personalized coaching. If a client wants to cancel their services from one of our programs, there is a no refund policy. The Company can apply the clients credit toward other products or services. Sales of our personal segment accounted for approximately 12% of our total sales. Sales of our business and personal segments and/or products or services may decline or fluctuate as a result of a number of factors, including decreased demand, adverse regulatory actions, pricing pressures, competitive factors or any other reason. These and other factors that may affect our sales are not predictive of the future, and, as a result, we cannot accurately predict consumer and/or business demand. If sales to new consumers and businesses decline or our current consumers and professional businesses do not continue to attend our seminars, our revenue may decline, which would negatively impact our business, financial condition, results of operations and cash flow.

System disruptions, vulnerability from security risks to our networks, databases and an inability to expand and upgrade our systems in a timely manner could damage our reputation, impact our ability to generate revenue and limit our ability to attract and retain consumers and businesses to attend our seminars and purchase our products.

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

All of our web platform servers and routers, including backup servers, are currently located in our facility in California. As part of our disaster recovery arrangements, we will replicate all of our customers’ data in a separate backup facility. If we are not successful in implementing this plan, we will face additional risks relating to the central location of our servers. Any disruption of operations or damage to these servers could materially harm our ability to operate our business. We also may need to make additional investments to improve the performance of our platform and prevent disruption of our services. Any disruption or significant interruption in the operations of our data centers may result in a loss of customer satisfaction and limit our ability to retain and attract customers.

Our future success is dependent on Internet technology developments and our ability to adapt to these and other technological changes and to meet evolving industry standards.

Our ability to execute our strategy of delivering some of our products over the Internet and generating the related expected revenues is dependent on the development and maintenance of Internet technology as well as our ability to adapt our solutions to changes in Internet technology.

We may encounter difficulties responding to these and other technological changes that could delay our introduction of products and services. Software industries are characterized by rapid technological change and obsolescence, frequent product introduction, and evolving industry standards. Our future success will, to a significant extent, depend on our ability to enhance our existing products, develop and introduce new products, satisfy an expanded range of customer needs, and achieve market acceptance. We may not have sufficient resources to make the necessary investments to develop and implement the technological advances required to maintain our competitive position.

Domestic and foreign government regulation relating to the internet or our Motivating the Masses’ programs and services could cause us to incur significant expense, and failure to comply with applicable regulations could make our business less efficient or even impossible to continue to operate.

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

The continued development of our Motivating the Masses brand identity is important to our business, and expanding executive coaching and personal development coaching brand awareness is critical to attracting and retaining our consumers and businesses. Our existing and potential consumers may not be aware of the relationship of our product brands with one another, particularly the seminars, books, CDs and DVDs, which serve as an umbrella for our Motivating the Masses Programs. If we intend to increase revenues and extend our geographic reach, maintaining quality and consistency across all of our products and services may become more difficult to achieve, and any significant and well-publicized failure to maintain this quality and consistency will have a detrimental effect on our Motivating the Masses brand. We cannot provide assurances that our sales and marketing efforts will be successful in further promoting our Motivating the Masses brand in a competitive and cost-effective manner. If we are unable to maintain and enhance our Motivating the Masses brand recognition and increase awareness of our products and services, or if we incur excessive sales and marketing expense, our business and results of operations could be materially adversely affected.

Our future growth and profitability may depend in large part upon the effectiveness and efficiency of our marketing expenditures in recruiting new consumers and businesses.

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

We recently hired a nationally recognized public relations firm to expand our footprint in the market. Our former model relied on word of mouth and events. We have never invested in a public relations firm. The hiring of a public relations firm coupled with the expansion of our training team, we believe we will serve more clients and more markets, thus increasing sales and services.

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

The markets for our executive coaching and personal development coaching products and services are highly competitive, and we expect increased competition in the future that could adversely affect our revenue and market share. Although many individuals and businesses are attempting to address this need in the market place, the bulk of this education still takes the form of explaining product details. Those current competitors include but are not limited to: (i) providers of executive coaching and personal development coaching seminars, products and materials; (ii) companies that provide executive coaching and personal development coaching product software and web-based services; (iii) traditional print executive coaching and personal development coaching product materials; and (iv) non-profit and membership educational organizations and government agencies that offer online and offline executive coaching and personal development coaching products and services, including in some cases at no cost. Some of our competitors may have more resources than we do, and several may have larger customer bases and greater brand recognition in the industry markets we serve. Further, larger established companies with high brand recognition may develop online executive coaching and personal development coaching products and services that are competitive with our core products and services. These competitors may be able to devote greater resources than us to the development, promotion and sale of their services and respond more quickly than we can to new technologies or changes in literacy, consumer requirements or preferences. We may not be able to compete effectively with current or future competitors, especially those with significantly greater resources or more established customer bases, which may materially adversely affect our sales and our business.

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

Our trademarks, copyrights, trade secrets and designs are valuable and integral to our success and competitive position. We have not filed for protection with the U.S. Patent, Copyright and Trademark Office for protection regarding some of our intellectual property. And, we cannot assure you that we will be able to adequately protect our proprietary rights through reliance on a combination of copyrights, trademarks, trade secrets, confidentiality procedures, contractual provisions and technical measures from outside influences. Protection of trade secrets and other intellectual property rights in the markets in which we operate and compete is highly uncertain and may involve complex legal questions. We cannot completely prevent the unauthorized use or infringement of our intellectual property rights, as such prevention is inherently difficult.

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

Inadvertent infringement by us on the rights of others could adversely affect our results of operations.

We cannot assure you that our course materials, other educational contents or other intellectual properties developed or used by us do not or will not infringe upon patents, valid copyrights or other intellectual property rights held by third parties. Although we believe our products and services have been independently developed and that none of our products or services infringes on the rights of others, third parties may assert infringement claims against us in the future. We may be required to modify our products, services or technologies or obtain a license to permit our continued use of those rights. We may not be able to do so in a timely manner or upon reasonable terms and conditions. Failure to do so could harm our business and operating results.

Although we are not aware of any pending or threatened claims, if any such claim arises in the future, litigation or other dispute resolution proceedings may be necessary to retain our ability to offer our current and future services and products, which could result in substantial costs and diversion of our financial and management resources. Furthermore, if we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property rights, incur additional costs to license or develop alternative intellectual property rights and be forced to pay fines and damages, any of which may materially and adversely affect our business.

We must monitor and protect our internet domain name to preserve its value. We may be unable to prevent third parties from acquiring a domain name that is similar to, infringe on or otherwise decrease the value of our trademarks.

We own the domain name “MotivatingtheMasses.com”. Third parties may acquire substantially similar domain names that decrease the value of our domain name and trademarks and other proprietary rights which may hurt our business. Moreover, the regulation of domain names in the United States and foreign countries is subject to change. Governing bodies could appoint additional domain name registrars or modify the requirements for holding domain names. Governing bodies could also establish additional “top-level” domains, which are the portion of the web address that appears to the right of the “dot,” such as “com,” “net,” “gov” or “org.” As a result, we may not maintain exclusive rights to all potentially relevant domain names in the United States or in other countries in which we conduct business, which could harm our business and reputation.

Our future success depends on our ability to retain our key employees.

We are dependent on the services of Lisa Nichols, our founder, Chief Executive Officer, and Susie Carder, our President, Chief Operating Officer and a member of our Board, and Scott Ryder, our Chief Financial Officer, and our other executive officers and members of our senior management team. Other than non-compete provisions of limited duration included in employment agreements that we may or will have with certain executives, we do not generally seek non-compete agreements with key personnel, and they may leave and subsequently compete against us. The loss of service of any of our senior management team, particularly those who are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business.

We may be unable to attract and retain the skilled employees needed to sustain and grow our business.

Our success to date has largely depended on, and will continue to depend on, the skills, efforts and motivations of our executive team and employees, who generally have significant experience with our Company and within the motivational speaking industry. Our success also depends largely on our ability to attract and retain highly qualified coaches, marketing professionals, IT engineers and programmers, to train professionals for content writing and editing sales and marketing managers and corporate management personnel. We may experience difficulties in locating and hiring qualified personnel and in retaining such personnel once hired, which may materially and adversely affect our business.

Although we do not currently transact a material amount of business in foreign countries, we intend to expand into international markets, which will subject us to additional economic, operational and political risks that could increase our costs and make it difficult for us to continue to operate profitably.

We market our Motivating the Masses Programs and products primarily in the United States and intend to expand into other international markets, including Africa, Australia, Asia and Europe. The addition of international operations may require significant expenditure of financial and management resources and result in increased administrative and compliance costs. The international market has been demanding our services for the past 5 years, with limited resources we haven’t been able to capitalize on the growth opportunity. We intend to utilize a portion of the proceeds of this Offering to try and strategically penetrate those markets. As a result of such expansion, we will be increasingly subject to the risks inherent in conducting business internationally, including: (i) foreign currency fluctuations, which could result in reduced revenue and increased operating expense; (ii) potentially longer payment and sales cycles; (iii) increased difficulty in collecting accounts receivable; (iv) the effect of applicable foreign tax structures, including tax rates that may be higher than tax rates in the United States or taxes that may be duplicative of those imposed in the United States; (vi) tariffs and trade barriers; (vii) general economic and political conditions in each country; (ix) inadequate intellectual property protection in foreign countries; (x) uncertainty regarding liability for information retrieved and replicated in foreign countries; (xi) the difficulties and increased expense in complying with a variety of domestic and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act; and (xi) unexpected changes in regulatory requirements.

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

There is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages, which means that we may not be able to continue operations unless we obtain additional funding.

Our independent certified public accountant stated in their audit report for years ended December 31, 2015 and 2014 that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern.

We have experienced recurring operating losses and we currently have a working capital deficiency. There is a possibility that our revenues will not be sufficient to meet our operating costs. There is a substantial doubt that we can continue as a going concern.

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

Risks Related to Our Securities

Our stock will be considered a "penny stock".

In the event that a public trading market develops for the Company’s shares of Common Stock, such securities may be classified as a "penny stock" depending upon their market price and the manner in which they are traded. The Securities and Exchange Act of 1934 requires additional disclosure relating to the market for "penny stocks." A penny stock is generally defined to be any equity security not listed on NASDAQ or a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions.

Among these exceptions are shares issued by companies that have:

•	net tangible assets of at least $2 million, if the issuer has been in continuous operation for three years;
•	net tangible assets of at least $5 million, if the issuer has been in continuous operation for less than three years; or
•	average annual revenue of at least $6 million for each of the last three years.

The Company does not currently meet the requirements of these exceptions; therefore, the Company’s stock would be deemed penny stocks for purposes of the Exchange Act if and at any time while the Company's common stock trades below $5.00 per share. In such case, trading in the Company's shares would be regulated pursuant to Rules 15-g-1 through 15-g-6 and 15-g-9 of the Exchange Act. Under these rules, brokers or dealers recommending our shares to prospective buyers would be required, unless an exemption is available, to:

•	deliver a lengthy disclosure statement in a form designated by the SEC relating to the penny stock market to any potential buyers, and obtain a written acknowledgement from each buyer that such disclosure statement has been received by the buyer prior to any transaction involving our shares;

•	provide detailed written disclosure to buyers of current price quotations for our shares, and of any sales commissions or other compensation payable to any broker or dealer, or any other related person, involved in the transaction;
•	send monthly statements to buyers disclosing updated price information for any penny stocks held in their accounts, and these monthly statements must include specified information on the limited market for penny stocks.

In addition, if the Company is subject to the penny stock rules, all brokers or dealers involved in a transaction in which our shares are sold to any buyer, other than an established customer or "accredited investor," must make a special written determination that the Company's shares would be a suitable investment for the buyer, and the brokers or dealers must receive the buyer's written agreement to purchase our shares, as well as the buyer's written acknowledgement that the suitability determination made by the broker or dealer accurately reflects the buyer's financial situation, investment experience and investment objectives, prior to completing any transaction in our shares. These Exchange Act rules may limit the ability or willingness of brokers and other market participants to make a market in our shares and may limit the ability of our shareholders to sell in the secondary market, through brokers, dealers or otherwise. The Company also understands that many brokerage firms will discourage their customers from trading in shares falling within the "penny stock" definition due to the added regulatory and disclosure burdens imposed by these Exchange Act rules. The SEC from time to time may propose and implement even more stringent regulatory or disclosure requirements on shares not listed on NASDAQ or on a national securities exchange. The adoption of the proposed changes that may be made in the future could have an adverse effect on the trading market for the Company's shares and the consequent value of our Convertible Debentures and Warrants.

The market price of our securities could be subject to volatility.

The market price of our securities is likely to be highly volatile and subject to wide fluctuations in response to factors such as:

•	variations in our actual and perceived operating results;

•	news regarding gains or losses of customers or partners by us or our competitors;

•	news regarding gains or losses of key personnel by us or our competitors;

•	announcements of competitive developments, acquisitions or strategic alliances in our industry by us or our competitors;

•	changes in earnings estimates or buy/sell recommendations by financial analysts;

•	potential litigation;

•	general market conditions or other developments affecting us or our industry; and

•	the operating and stock price performance of other companies, other industries and other events or factors beyond our control.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the shares.

We have no dividend policy.

We do not presently intend to pay cash dividends in the foreseeable future, as any earnings must be retained for use in current operations. Investors must not look to an investment in the Company as a source of cash distributions.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Exchange Act.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We are be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. In addition, an independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K following the date on which we cease to qualify as an emerging growth company if we become an accelerated filer or large accelerated filer. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a material adverse effect on the market price of our shares.

Lack of experience of our management team as officers of a publicly-traded company may hinder our ability to comply with the Sarbanes-Oxley Act.

It may be time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We need to hire additional financial reporting, internal controls and other finance staff or consultants in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the Sarbanes-Oxley Act’s internal controls requirements, we may not be able to obtain the independent registered public accounting firm certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

Risks Related to A Potential Rescission Offer

A previous offering conducted by us may have violated certain federal and/or state securities laws, and we may need to conduct a rescission offer to repurchase the securities we previously issued. Moreover, we may continue to have potential liability even after the rescission offer is made.

During the period beginning June 2011 and ending January 2015, in an offering pursuant to Rule 506 of Regulation D, we inadvertently allowed certain of our securities to be sold to more than 35 investors who may not qualified as “Accredited Investors” as such term is defined in the Securities Act of 1933; accordingly, those securities we issued in such offering may not have been exempt from the registration or qualification requirements under the Securities Act of 1933 and the securities laws of certain states. Accordingly, we may have liability to purchaser of such securities and/or may need to conduct a rescission offer to all holders of any outstanding securities subject to rescission to repurchase such securities at their purchase price plus statutory interest.

The Securities Act of 1933 does not provide that a rescission offer will extinguish a holder’s right to rescind the issuance of shares that were not registered or exempt from the registration requirements under the Securities Act of 1933. Consequently, should any recipients of our rescission offer reject the offer, expressly or impliedly, we may remain liable under the Securities Act of 1933 for the purchase price of the securities that are subject to the rescission offer.

A rescission offering may not bar claims relating to our possible non-compliance with federal and/or state securities laws, and we may continue to be contingently liable for rescission or damages of an indeterminate amount.

A rescission offer, if conducted by us, is not an admission that we did not comply with any federal or state registration or disclosure requirement, nor is it a waiver by us of any applicable statute of limitations or any potential defense we may have. It is not certain that a rescission offering will have the effect of barring claims relating to our possible non-compliance with applicable federal and state securities laws. If a person accepts a rescission offer, we believe our potential liability to that person will be eliminated. Should a rescission offer be rejected, we may continue to be contingently liable for rescission or damages, which could result in a material adverse effect on our results of operations and financial condition. In addition, a rescission offer will not prevent regulators from pursuing enforcement actions or imposing penalties and fines against us with respect to any violations of securities laws. Any rescission offer may have a material impact on our financial condition and liquidity.

If we conduct the rescission offer, it may affect our cash balances.

If we conduct a rescission offer, it will be funded from our existing cash balances. Any rescission payments would reduce funds available to the Company for its operations. If all persons eligible to participate in the rescission offer accept our offer to the full extent, we will need to pay a total of $2.5 million and our results of operations, cash balances or financial condition will be affected. In the event that we did not have adequate capital for the purpose of purchasing the securities subject to rescission, it would adversely affect our ability to continue operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

The Company currently occupies approximately 3,700 SF of office space at 2121 Palomar Airport Road in Carlsbad, California. The Company is currently holding over in their current space as they survey other spaces to relocate. The current holdover rate is 150% of the previous base rent, or $8,766 per month on a month-to-month basis.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company became a reporting company on September 18, 2013 upon the effectiveness of its Registration Statement on Form S-1 registration statement filed with the SEC. The Company’s common stock is listed for quotation on OTC Pink marketplace under the ticker symbol of “MNMT” since February 26, 2015.

The following table sets forth the range of high and low bid prices for the Company’s common stock for each of the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On April 15, 2016, the closing price of the Company’s common stock as reported on the OTC Pink marketplace was $0.51 per share.

Quarter Ended	High	Low
March 31, 2015	***	***
June 30, 2015	***	***
September 30, 2015	$1.20	$0.70
December 31, 2015	$0.70	$0.60

***There were no trading activities of the Company’s common stock until July 14, 2015.

HOLDERS

The approximate number of stockholders of record as of December 31, 2015 is 133.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

EQUITY COMPENSATION PLAN

We currently do not have any equity compensation plans. We do not have any warrants issued or outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

Common shares issued

In the year ended December 31, 2014, the Company issued 795,300 shares of common stock of which 545,300 shares were issued for $272,650 cash and 250,000 shares were issued for consulting services valued at $0.50 per share which resulted in consideration of $125,000. The consulting services are pursuant to a one (1) year consulting agreement starting from November 1, 2014. Therefore, the Company recorded the unearned portion of the consulting agreement as a prepaid asset in the amount of $104,167 as of December 31, 2014.

In the year ended December 31, 2015, the Company issued 877,512 shares of common stock in the Company of which 783,312 shares were issued as a stock dividend, 54,200 shares for $11,000 cash and a stock receivable of $16,100 and 40,000 shares issued for services rendered valued at $0.50 per share.

At the date of this filing, the Company has 16,486,861 share of common stock and 0 share of preferred stock outstanding, respectively.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The Company repurchased and cancelled 20,000 shares of common stock for $13,000, or $0.65 per share, in November 2015.

Share Exchange Agreement

Motivating the Teen Spirit, LLC (MTS), was founded by the Company’s CEO, Lisa Nichols, and provided similar products and services that were also offered by the Company.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of December 31, 2015, we had no compensation plans under which our equity securities were authorized for issuance.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report.

The Company was formed in September 1998. The Company has an accumulated deficit of $4,884,986 from inception to December 31, 2015. To date management has been able to finance the initial phase of implementation of the Company’s business plan via private placements of its common stock. Management plans to initiate and grow the Company’s business of providing top-quality professional development and coaching products and services.

The Company plans to use its existing contacts, customer base and social media reach to generate both short and long-term coaching contracts, and build its on-line service platform. Its long-term profitability will rely on new clients obtained through strategic alliances, a comprehensive marketing program and a successful referral program. The Company has focused on professional development, strategic workshops, one-on-one coaching and special project relationships. The Company's expansion will provide a separate and comprehensive coaching development program, mastermind session, and an online training portal.

The Company is currently working on an online platform that will utilize previously created evergreen material that will be sold online in the form of instructional videos and webinars that will incrementally increase revenues without increasing costs.  The costs are being incurred now through the creation of the technology but the revenues will be realized in the years to come with very minimal costs in the form of website hosting and video hosting.

The Company has employed new coaches that will broaden the capacity and depth for coaching clients.  With a broader, deeper product mix, the Company hopes to become profitable in 2016.

Revenues

Revenues for the year ended December 31, 2015 were $3,219,858 compared to $2,167,543 for the year ended December 31, 2014, which was an increase of $1,052,315. The increase in revenues was due to increased database and internet marketing as well as higher attendance at live seminars hosted by the Company. Some other factors included incorporating additional key staff members to sell and deliver services to our client base as well as leveraging relationships with independent contractors to deliver coaching services.

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

Cost of Revenues

Cost of revenues for the year ended December 31, 2015 were $1,905,326 compared to $1,139,257 for the year ended December 31, 2014, which was an increase of $766,069. The gross margin for the year ended December 31, 2015 was 47% of sales compared to 41% for the year ended December 31, 2014. The increase in gross margin was due to a few factors. One being that the events locations were closer which required lower costs of travel. Another factor was lowering the production cost of our events by scheduling multiple events together so they occurred one after another. Management believes that in can further improve its grow margin by leasing a stand alone facility to host its events and by expanding its website production, which will lead to increased revenues and lower costs of services in the future.

Operating Activities

For the year ended December 31, 2015 and 2014

Total operating expenses were $2,614,569 for the year ended December 31, 2015 compared to $1,833,949 for the year ended December 31, 2014, which represents an increase of $780,620. The major component of the increase was additional wages from new hires and bad debt from the write off of uncollectible accounts.

Consulting expense was $432,962 for the year ended December 31, 2015 as compared to $404,768 for the year ended December 31, 2014, resulting in an increase of $28,194. The increase was from additional sales representatives to drive sales as well as consultants hired to help drive our social media marketing campaigns, develop website video content and provide other staff supporting duties.

General and administrative expenses for the year ended December 31, 2015 were $936,858 as compared to $508,113 for the year ended December 31, 2014, resulting in an increase of $428,745. The increase was due to a higher lease expense as we paying a holdover rate, which is 150% of the previous base rent, or $8,766 per month on a month-to-month basis. We also experienced a substantial increase in merchant services fees corresponding to the growth in sales. Finally, we incurred higher expenses relating to financial, legal and accounting support.

Professional fees were $78,691 for the year ended December 31, 2015 as compared to $88,131 for the year ended December 31, 2014, resulting in a decrease of $9,440.

Wages and other compensation was $1,165,908 for the year ended December 31, 2015 as compared to $847,675 for the year ended December 31, 2014, resulting in an increase of $318,233. The increase was mainly due to new hires as well as changing some coaches from consultants to employees to support revenue growth.

Total operating loss for the year ended December 31, 2015 was $1,300,037 as compared to $805,663 for the year ended December 31, 2014, resulting in a decrease of $494,374. This decrease was due to the additional staff added during the year ended December 31, 2015, higher costs relating to outside legal and financial support and a higher lease expense.

Liquidity and Capital Resources

In 2013 and 2014, the Company used capital funding to build new programs and services which entailed hiring additional staff and independent consultants. These programs were launched in the fourth quarter of 2013 and do not only have a positive revenue impact beginning in the fourth quarter of 2013 but continue to build in revenue throughout 2014 and 2015 and in subsequent years as these programs are further sold. The programs run for one year and vary from a “no-touch” approach through viewing video instruction to a “low-touch” approach which expands on the “no-touch” approach in the first stages and in the third stage culminates in two, three-day live events.

The Company also plans on building new programs and expanding on current programs through the raising of capital through the sale of common stock.

The Company will reduce costs through cutting expenses if programs do not prove to be profitable or capital cannot be raised to continue to expand its services. Reduction of expenses and reduction of certain independent contractors will be made to align with revenues should the company fail to raise additional funding through sale of common stock.

For the years ended December 31, 2015 and 2014

Our cash balance is $80,991 as of December 31, 2015 as compared to $23,810 as of December 31, 2014. The Company’s independent auditor has expressed a going concern explanatory paragraph in their audit report.

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between December 31, 2015 and December 31, 2014:

	December 31,	December 31,	$	Percent
	2015	2014	Change	Change
Working Capital	$(2,069,421)	$(831,719)	$(1,237,702)	(149)%
Cash	80,991	23,810	57,378	241%
Total current assets	95,930	94,900	1,030	1%
Total assets	237,495	280,800	(43,305)	(15)%
Accounts payable and accrued liabilities	591,055	146,717	438,903	285%
Deferred revenues	1,572,644	772,814	799,830	104%
Total current liabilities	2,165,351	926,619	1,238,732	134%
Total liabilities	$2,165,351	$926,619	$1,238,732	134%

Our working capital decreased by $1,237,702 from negative $831,719 as of December 31, 2014 to negative $2,069,421 as of December 31, 2015 mainly from increases in deferred revenue and accounts payable.

During the year ended December 31, 2015, net cash used by operating activities was $76,947 compared to negative $462,402 for the year ended December 31, 2014. The change was due to increases in deferred revenue and prepaid expenses in the year ended December 31, 2015.

Net cash used in investing activities for the year ended December 31, 2015 was $12,367, which consisted of purchases of equipment. Net cash used in investing activities for the year ended December 31, 2014 was $19,912, which also consisted primarily of equipment purchases.

Net cash provided from financing activities for the year ended December 31, 2015 were negative $7,399, which consisted of $11,000 in net proceeds from the private sale of common shares and a stock repurchase of $13,000. Net cash provided from financing activities for the year ended December 31, 2014 were $273,917, which consisted of net proceeds from the private sale of common shares.

The Company’s management is reviewing new ways to cut costs and increase revenues so they can increase operational efficiency in the future. The Company is in the process of restructuring its compensation plan to its key team members in a way to reduce cash expense while incentivizing increased sales. At the moment, they are reviewing a number of stock option and equity plans. The Company plans to increase the utilization of their website with users and have increased material that will be sold online in the form of instructional videos and webinars that will incrementally increase revenues without increasing costs.  The costs are being incurred now through the creation of the technology but the revenues will be realized in the years to come with very minimal costs in the form of website hosting and video hosting.  Online Campaigns and major advertising mediums are ways to increase exposure and increase traffic to increase sales. Major public relations and television appearances for all coaches and trainers increase brand awareness and demand for all team members. The Company successfully removed its merchant reserve of 10% retention of credit card processing, which will free up needed cash for operations in 2016. The Company is also looking at raising funds through private placements.

MATERIAL COMMITMENTS

Employment Agreement

On January 1, 2015, the Company executed employment agreements with Lisa Nichols, Chief Executive Officer, Susie Carder, Chief Operating Officer and Alex Henderson, Chief Financial Officer, all of whom also serve on the Company’s Board of Directors. Each employment agreement is for one year starting January 1, 2015. Pursuant to their employment agreements, Ms. Nichols shall receive an annual salary of $225,000, Ms. Carder an annual salary of $200,000, and Mr. Anderson an annual salary of $100,000. On October 12, 2015, the Company entered into an employment agreement with Scott Ryder as the Company’s Chief Financial Officer to replace Mr. Henderson. Pursuant to his employment agreement, Mr. Ryder receives an annual salary of $150,000. The employment agreements for the officers stipulate a potential bonus at the discretion of the Board of Directors. In the year ended December 31, 2015, the Company did not pay any bonuses to its officers.

Lease

The Company currently occupies office space at 2121 Palomar Airport Road, Carlsbad, California. In July of 2012, the Company signed a three year lease for the office space starting August 1, 2012, for $3,127 a month for the first year, $5,686 a month for the second year, and $5,844 a month for the third year. The lease was not renewed and the Company is currently holding over in their current space as they survey other spaces to relocate. The current holdover rate is 150% of the previous base rent, or $8,766 per month on a month-to-month basis. Rent expense was $96,993 and $68,081 for the years ended December 31, 2015 and 2014, respectively.

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

Going Concern

The Company’s independent auditors believe it necessary to include a going concern footnote in their audit report. The Company has included an explanatory paragraph in the notes to the financial statement for the year ended December 31, 2015 with respect to Company’s ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Motivating the Masses Inc

Carlsbad, CA

We have audited the accompanying balance sheets of Motivating the Masses, Inc. (the "Company") as of December 31, 2015 and 2014, and their related statements of operations, changes in shareholders' deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations, and the Company’s ability to raise additional capital as required. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As disclosed in note 14 to the financial statements, the Company restated its financial statements for the year 2014.

/s/ Anton & Chia, LLP

Newport Beach, CA

April 18, 2016

MOTIVATING THE MASSES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2015	2014 Restated

ASSETS
Current Assets:
Cash and cash equivalents	$80,991	$23,810
Other current assets	14,743	71,091
Total Current Assets	95,930	94,900

Property and equipment, net	26,990	29,034

Other Assets:
Deposits	115,755	156,866
Total Other Assets	115,755	156,866

Total Assets	$237,495	$280,800

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$591,055	$146,717
Deferred revenue	1,572,644	772,814
Line of credit	1,652	7,088
Total Current Liabilities	2,165,351	926,619

Total Liabilities	2,165,351	926,619

Stockholders' Deficit:
Preferred Stock, $0.001 Par value, 1,000,000 shares authorized,
No shares issued and outstanding	-	-
Common Stock, $0.001 Par value, 75,000,000 shares authorized 16,481,812 and 15,624,900 shares issued and outstanding, respectively	16,482	15,625
Stock subscription receivable	(27,100)	(11,000)
Additional paid in capital	2,967,747	2,539,849
Accumulated deficit	(4,884,986)	(3,190,293)
Total Stockholders' Deficit	(1,927,856)	(645,819)

Total Liabilities and Stockholders' Deficit	$237,495	$280,800

The accompanying notes are an integral part of these audited financial statements.

MOTIVATING THE MASSES, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014 Restated

Revenues	$3,219,858	$2,167,543
Costs of services	1,905,326	1,139,257

Gross Margin	1,314,532	1,028,286

Operating Expenses:
Bad debt	-	(14,738)
Consulting	433,112	404,768
General and administrative	936,858	508,113
Professional fees	78,691	88,131
Wages and other compensation	1,165,908	847,675
Total Operating Expenses	2,614,569	1,833,949

Income (Loss) from Operations	(1,300,037)	(805,663)

Net Income (Loss) Before Income Taxes	(1,300,037)	(805,663)

Provision for Income Taxes	-	-

Net Income (Loss)	$(1,300,037)	$(805,663)

Net Income (Loss) per Share - Basic and Diluted	$(0.08)	$(0.05)

Weighted average number of shares outstanding - Basic and Diluted	16,207,913	15,170,807

The accompanying notes are an integral part of these audited financial statements.

MOTIVATING THE MASSES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended December 31, 2015 and 2014 (Restated)

					Stock	Additional	Retained
	Preferred	Preferred	Common	Common	Subscription	Paid in	Earnings
	Shares	Stock	Shares	Stock	Receivable	Capital	(Deficit)	Total

Balance, December 31, 2013	-	-	14,829,000	14,829	(11,000)	2,142,995	(2,384,630)	(237,806)

Stock issued for services	-	-	250,000	250	-	124,750	-	125,000
Stock issued for cash	-	-	545,300	545	-	272,105	-	272,650
Net loss for the year ended December 31, 2014	-	-	-	-	-	-	(805,663)	(805,663)
Balance, December 31, 2014	-	$-	15,624,300	$15,624	$(11,000)	$2,539,850	$(3,190,293)	$(645,819)

Stock issued as dividend	-	-	783,312	783	-	390,873	(391,656)	-
Stock issued for services	-	-	40,000	40	-	19,960		20,000
Stock issued for cash			54,200	54	(16,100)	27,046		11,000
Stock repurchased	-	-	(20,000)	(20)	-	(9,980)	(3,000)	(13,000)
Net loss for the year ended December 31, 2015	-	-	-	-	-	-	(1,300,037)	(1,300,037)
Balance, December 31, 2015	-	$-	16,481,812	$16, 482	$(27,100)	$2,967,748	$(4,884,986)	$(1,927,856)

The accompanying notes are an integral part of theses audited financial statements.

MOTIVATING THE MASSES, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(1,300,037)	$(805,663)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	20,000	124,750
Depreciation and amortization	15,591	11,999
Gain on sale of property and equipment	-	-
Bad Debt	-	-
Write off of credited customer accounts	-	(9,965)
Changes in Operating Assets and Liabilities
Decrease (Increase) in accounts receivables	-	-
Decrease in allowance for doubtful accounts	9,153	(14,738)
Increase in other receivable	-	-
Decrease (Increase) in prepaid expenses	110,648	(108,973)
Increase in deferred revenue	799,830	365,166
Decrease in deposits	(22,537)	(142,737)
Increase in accounts payable & accrued expenses	444,336	117,758
Net Cash Used in Operating Activities	76,984	(462,402)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,367)	(19,912)
Proceeds from sale of property and equipment	-	-
Net Cash Used In (Provided By) Investing Activities	(12,367)	(19,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	-	-
Proceeds from line of credit	100,263	144,324
Repayments on line of credit	(105,699)	(143,308)
Stock Repurchase	(13,000)	-
Proceeds from issuance of common stock, net of stock subscription receivable and net of stock offering costs	11,000	272,901
Net Cash (Used In) Provided by Financing Activities	(7,436)	273,917

Net (Decrease) Increase in Cash	57,181	(208,397)

Cash at Beginning of Period	23,810	232,207

Cash at End of Period	$80,991	$23,810

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$-	$-
Franchise and Income Taxes	$-	$-
Non Cash investing and financing activities:
Stock issued for dividend	$783,312	$-

The accompanying notes are an integral part of these audited financial statements.

MOTIVATING THE MASSES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

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

Our services are grouped into two disciplines: Business Segment and Personal Segment. The Business Segment represented 84% of the Company’s overall revenue and the Personal Segment represented 15% of overall revenue.

Our services are grouped in the following two disciplines: Business Segment and Personal Segment.

	Business Segment	Personal Segment
Services	Executive Coaching	Transformational Coaching
	Global Leadership Program	Abundance Now
	Speak & Write Event	Motivating the Teen Spirit
	Powerhouse Speakers Event	Retreats
Keynotes / Speaking Fees
World Class Speakers Alliance

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

The Company had approximately $-0- in excess of FDIC insurance limits as of December 31, 2015 and December 31, 2014, respectively.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. At December 31, 2015 and December 31, 2014, the Company had no cash equivalents.

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

The Company had no assets and/or liabilities measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014, respectively, using the market and income approaches.

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

Identifiable Intangible Assets

The Company had not identifiable intangible assets as of December 31, 2015 and December 31, 2014.

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

The Company determined that there were no impairments of long-lived assets as of December 31, 2015 and December 31, 2014.

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

A portion of the Company’s revenues are from coaching and/or training services provided under contracts that are greater than one month in length. These contracts are billed in total at the onset of the contact period, and to the extent that billings exceed revenue earned, the Company will record such amount as deferred revenue until the revenue is earned. We recognize revenue on these contracts in the period the coaching and/or training services are provided under the contract. Expenses associated with providing the coaching and/or training services are recognized in the period the services are provided which coincides with when the revenue is earned. Clients either pay in full or make payments that coincide with the progress of their programs. The Company generally will not begin services until full payment, or a down payment, is received. We offer a 3-day cancellation policy on all of our program and services.

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

Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718,  Compensation – Stock Compensation .  Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

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

There were no potentially dilutive shares outstanding as of December 31, 2015 and December 31, 2014, respectively.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company has determined that, other than listed below, no material subsequent events exist through the date of this filing.

1.	In February of 2016, the Company issued 5,049 shares of common stock as a stock dividend to current shareholders as loyalty shares based on their investment on March 31, 2015 at fair value.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company did not have any accounts receivable as of December 31, 2015 and December 31, 2014.

NOTE 5 – OTHER RECEIVABLE

As of December 31, 2015, the Company had another receivable balance of $56,197, which consisted entirely of funds held by the Company’s merchant provider to be used against future returns. This amount was subsequently released back to the firm in Q1 of 2016.

NOTE 6 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at December 31, 2015 and December 31, 2014, consisted of the following:

	December 31, 2015	December 31, 2014
Equipment	$60,073	$47,707
Furniture & Fixtures	25,910	25,910
Less: Accumulated Depreciation	(60,172)	(44,582)
Net Fixed Assets	$25,811	$29,035

Depreciation expense

Depreciation expense for the years ended December 31, 2015 and 2014 was $15,591 and $11,999 respectively.

NOTE 7 – LINE OF CREDIT

In October of 2012, the Company entered into a revolving line of credit with a financial institution in the amount of $10,000. The line of credit carries an interest rate of 6.00%, and is collateralized by certain assets of the Company. As of December 31, 2015 and December 31, 2014, the balance owed was $10,616 and $10,613, respectively.

NOTE 8 – DEFERRED REVENUES

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

As of December 31, 2015 and December 31, 2014, the Company has a deferred revenues balance of $1,572,644 and $772,814.

NOTE 9 – COMMITMENTS & CONTINGENCIES

Employment Agreement

On January 1, 2015, the Company executed employment agreements with Lisa Nichols, Chief Executive Officer, Susie Carder, Chief Operating Officer and Alex Henderson, Chief Financial Officer, all of whom also serve on the Company’s Board of Directors. Each employment agreement is for one year starting January 1, 2015. Pursuant to their employment agreements, Ms. Nichols shall receive an annual salary of $225,000, Ms. Carder an annual salary of $200,000, and Mr. Anderson an annual salary of $100,000. On October 12, 2015, the Company entered into an employment agreement with Scott Ryder as the Company’s Chief Financial Officer to replace Mr. Henderson. Pursuant to his employment agreement, Mr. Ryder receives an annual salary of $150,000. The employment agreements for the officers stipulate a potential bonus at the discretion of the Board of Directors. In the year ended December 31, 2015, the Company did not pay any bonuses to its officers.

Lease

The Company currently occupies office space at 2121 Palomar Airport Road, Carlsbad, California. In July of 2012, the Company signed a three year lease for the office space starting August 1, 2012, for $3,127 a month for the first year, $5,686 a month for the second year, and $5,844 a month for the third year. The Company is currently holding over in their current space as they survey other spaces to relocate. The current holdover rate is 150% of the previous base rent, or $8,766 per month on a month-to-month basis.

Minimum future rental payments under the agreement are as follows:

2016	$105,192
2017	$105,192
2018	$105,192

NOTE 10 – RELATED PARTY TRANSACTIONS

Employment Agreement

On January 1, 2015, the Company executed employment agreements with its three officers whom also make up the Board of Directors. Further details are described in Note 9.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

In the year ended December 31, 2015, the Company issued 877,512 shares of common stock of the Company of which 783,312 shares were issued as a stock dividend, 54,200 shares for $11,000 cash and a stock receivable of $16,100 and 40,000 shares issued for services rendered valued at $0.50 per share.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The Company repurchased and cancelled 20,000 shares of common stock for $13,000, or $0.65 per share, in November 2015.

NOTE 12 – INCOME TAX

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

	2015	2014

Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	1,559,185	1,107,485
Valuation allowance	(1,559,185)	(1,107,485)
Net deferred tax asset	—	—
Net deferred tax liability	$—	$—

The provision for income taxes has been computed as follows:

	2015	2014
Tax expense at statutory rate - federal	34%	34%
State tax expense, net of federal funds	5.74%	5.74%
Valuation Allowance	(39.74)%	(39.74)%

Tax expense at actual rate	$—	$—

At December 31, 2015, the Company had net operating loss carryforwards of approximately $4,585,839 that may be offset against future taxable income from the year 2015 to 2035. The net change in the valuation allowance for the years ended December 31, 2015 and 2014 was an increase of $451,700 and $193,522. No tax benefit has been reported in the December 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 13 – SUBSEQUENT EVENTS

Management was evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that, other than listed below, no material subsequent events exist through the date of this filing.

NOTE 14 – RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2014 were restated to reflect the following:

1)	The Company received a letter from the SEC notifying us that our prior auditor Terry Johnson, CPA, was suspended from appearing or practicing before the SEC on behalf of any public company and that any financial statements that had been audited by Johnson that are required to be filed by the Company should be reaudited. The Company subsequently reaudited the 2014 financial statements and as a result the Company restated its financial statements for 2014.

The following table presents the effects of the restatement adjustment on the accompanying balance sheet at December 31, 2014:

Balance Sheet	As Previously Reported	Restated	Net Adjustment
Accounts receivable	$428,482	$-	$(428,482)
Intellectual property	1,836	-	(1,836)
Allowance for doubtful accounts	-	(32,106)	(32,106)
Total assets	743,226	280,800	(462,426)
Deferred revenue	427,529	772,814	345,285
Total liabilities	581,334	926,619	345,285
Accumulated deficit	(2,382,582)	(3,190,293)	(807,711)
Total stockholders' equity	$161,892	$(645,819)	$(807,711)

Statement of Operations and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Revenues	$2,632,648	$2,167,543	$(465,105)
Costs of services	1,134,455	1,139,257	4,802
Gross margin	1,498,493	1,028,286	(470,207)
Bad debt	207,177	(14,738)	(221,915)
Consulting	419,091	404,768	(14,323)
General and administrative	587,383	508,113	(79,720)
Net loss to Motivating the Masses, Inc.	(560,706)	(805,663)	(244,957)

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

During the Company's 2012 and 2011 fiscal years and through January 17, 2014, there were no disagreements with Swift on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Swift, would have caused Swift to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On January 20, 2014, the Company’s Board of Directors approved the engagement of Terry L. Johnson, CPA (“Johnson”), as the Company's independent accountant effective immediately to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended December 31, 2012 and 2011 through January 20, 2014 neither the Company nor anyone acting on its behalf consulted with Johnson regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Johnson on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Swift or a reportable event with respect to Swift.

On April 24, 2015, the Company notified Johnson that the Company was dismissing Johnson as its independent registered accountant, after learning that Johnson had ceased operations as described in the Division of Corporation Finance Financial Reporting Manual.

During the two most recent fiscal years and during the interim period preceding Johnson’s dismissal, there have been no disagreements that have been brought to the attention of the Company between the Company and Johnson with respect to any matter of accounting principles, practices, financial statement disclosure, auditing scope or procedure for the reporting and filings completed prior to this date, nor have there been any “reportable events” as defined by Regulation S-K section 304(a)(1)(v) during that same period, other than has been reported and disclosed as required, nor has Johnson’s report on the financial statements for either of the past two years contained an adverse opinion, a disclaimer of opinion, or was qualified.

On May 6, 2015, the Company engaged Anton & Chia, LLP (“Anton & Chia”) act as the Company’s independent registered public accountant beginning immediately and, specifically, to (i) perform a review of the Company’s interim financial statements and Form 10-Q filings for the three quarters ended March 31, 2015, June 30, 2015 and September 30, 2015 in accordance with the requirements of SAS No. 100; and (ii) to audit the balance sheet of the Company as of December 31, 2015 and the related statement of operations, stockholders’ equity and cash flows for the year ended December 31, 2015. Neither the Company nor anyone acting on the Company’s behalf hired Anton & Chia in any capacity, nor consulted with any member of that firm as to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered as to the financial statements, nor was a written report or oral advice rendered that was an important factor considered by the Company or any of its employees in reaching a decision as to an accounting, auditing or financial reporting issue, or any matter that was either the subject of a disagreement or reportable event under 304(a)(2) of Regulation S-K during the two most recent fiscal years and subsequent interim period through May 6, 2015.

34

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2015 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the year ended December 31, 2015.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting, including:

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework 2013.

35

Based on our assessment, our Chief Executive Officer and Chief Financial Officer believed that, as of December 31, 2015, our internal control over financial reporting was not effective based on those criteria, due to the following:

•	Deficiencies in segregation of duties. Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel; and

•	Deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the information regarding directors, executive officers and corporate governance included in our Information Statement for our Annual Meeting of 2015 to be filed with the SEC within 120 days of the end of the Company’s fiscal year ended December 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the information regarding executive compensation included in our Information Statement for our Annual Meeting of 2015 to be filed with the SEC within 120 days of the end of the Company’s fiscal year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the information regarding security ownership of certain beneficial owners and management and related stockholder matters included in our Information Statement for our Annual Meeting of 2015 to be filed with the SEC within 120 days of the end of the Company’s fiscal year ended December 31, 2015.

36

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the information regarding certain relationships and related transactions and director independence included in our Information Statement for our Annual Meeting of 2015 to be filed with the SEC within 120 days of the end of the Company’s fiscal year ended December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the information regarding principal accounting fees and services included in our Information Statement for our Annual Meeting of 2015 to be filed with the SEC within 120 days of the end of the Company’s fiscal year ended December 31, 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Incorporated by reference
		Filed		Period		Filing
Exhibit	Exhibit Description	herewith	Form	ending	Exhibit	date
3.1	Articles of Incorporation		S-1		3.1	3/27/2013
3.2	Corporate By-Laws		S-1		3.2	3/27/2013
3.3	Amendment to Articles of Incorporation dated February 28, 2013		S-1/A		3.3	6/6/2013
10.1	Employment Agreement between Motivating the Masses and Susie Carder dated January 3, 2013		S-1		10.1	6/6/2013
10.2	Employment Agreement between Motivating the Masses and Lisa Nichols dated January 3, 2013		S-1		10.2	9/16/13
10.3	Employment Agreement between Motivating the Masses and Lisa Nichols dated January 3, 2014		10-K		10.3	3/30/2015
10.4	Employment Agreement between Motivating the Masses and Susie Carder dated January 3, 2014		10-K		10.4	3/30/2015
10.5	Employment Agreement between Motivating the Masses and Scott Ryder dated October 12, 2015	X
10.6	Sublease agreement dated July 1, 2012		10-K		10.6	3/28/2014
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer	X
32.1	Section 1350 certification of Chief Executive Officer	X
32.2	Section 1350 certification of principal financial and accounting officer	X

37

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTIVATING THE MASSES

April 18, 2016	By:	/s/ Lisa Nichols
Lisa Nichols, Chief Executive Officer (Principal Executive Officer)

April 18, 2016	By:	/s/ Scott Ryder
Scott Ryder, Chief Financial Officer (Principal Financial Officer)

38