Form 10-Q
period 2016-03-31
MOTIVATING THE MASSES INC
filed 2016-05-23
CIK 1107796

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2016

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 23, 2016 was 16,400,157 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MOTIVATING THE MASSES, INC

CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2016	2015
ASSETS

Current Assets:
Cash	$53,824	$80,991
Accounts receivable	65,712	-
Other receivable	3,620	14,939
Total Current Assets	123,156	95,930

Property and equipment, net	24,680	25,810

Other Assets:
Deposits	100,533	115,755
Total Other Assets	100,533	115,755

Total Assets	$248,369	$237,495

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$726,786	$591,055
Deferred revenue	1,455,376	1,572,644
Line of credit	-	1,652
Total Current Liabilities	2,182,162	2,165,351

Total Liabilities	2,182,162	2,165,351

Stockholders' Deficit:
Preferred Stock, $0.001 Par value, 1,000,000 shares authorized,
No shares issued and outstanding	-	-
Common Stock, $0.001 Par value, 75,000,000 shares authorized
16,400,157 and 16,481,812 shares issued and outstanding, respectively	16,400	16,482
Stock subscription receivable	(27,100)	(27,100)
Additional paid in capital	2,927,001	2,967,748
Accumulated deficit	(4,850,094)	(4,884,986)
Total Stockholders' Deficit	(1,933,793)	(1,927,856)

Total Liabilities and Stockholders' Deficit	$248,369	$237,495

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

MOTIVATING THE MASSES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Revenues	$1,308,179	$871,797
Costs of services	601,291	297,394

Gross Profit	706,888	574,403

Operating Expenses:
Bad debt	-	(5,897)
Consulting	150,925	138,675
General and administrative	150,543	168,484
Professional fees	63,613	25,000
Wages and other compensation	304,391	249,560
Total Operating Expenses	669,472	575,822

Income (loss) from Operations	37,416	(1,419)

Net Income (loss) Before Income Taxes	37,416	(1,419)

Income Taxes	-	-

Net Income / (Loss)	37,416	(1,419)

Net Income (loss) per Share - Basic and Diluted	$0.00	$(0.00)
Weighted average number of shares outstanding - Basic and Diluted	16,452,080	15,646,300

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

MOTIVATING THE MASSES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss) for the Period	$37,416	$(1,419)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,394	3,250
Bad Debt expense (recovery)	-	(5,897)
Changes in operating assets and liabilities
Accounts receivables	(65,712)	(67,363)
Other receivable	53,638	(53,657)
Prepaid expenses	-	37,732
Deferred revenue	(117,268)	157,303
Deposits	15,221	(5,400)
Accounts payable & accrued expenses	94,472	(94,611)
Net cash provided by (used in) operating activities	20,162	(30,062)

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,264)	-
Net cash used in investing activities	(1,264)	-

FINANCING ACTIVITIES:
Proceeds from line of credit	16,786	21,297
Repayments on line of credit	(19,499)	(22,388)
Bank Overdraft	-	6,314
Common stock issued for cash	-	11,000
Stock repurchase	(43,352)	-
Net cash (used in) provided by financing activities	(46,065)	16,853

Net Decrease in Cash	(27,167)	(13,210)

Cash at beginning of period	80,991	13,210

Cash at end of period	$53,824	-

Cash paid during period:
Interest	$-	$-
Franchise and income taxes	$-	$-
Loyalty stock dividends	$5, 049	$-

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

The Company’s products and services revolve around the personal life coaching program written and developed by its CEO Lisa Nichols. The program sells as a package of books and DVD’s at the Company’s local and national training seminars, and on the Company’s website. The Company has contract rights to the sales of the product. The Company, through its CEO and a core team of coaches, also provides training and development programs through local and national seminars, on-site employee training, public and private speaking engagements, and customized life-coaching programs.

In February of 2013, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized common stock increased to 75,000,000 shares at a par value of $0.001 per share.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on April 18, 2016. In preparing these unaudited condensed interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited condensed interim financial statements and the reported amount of revenues and expenses during the reporting periods.

Use of estimates

The preparation of unaudited condensed interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed interim financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates include management’s assessments of the carrying value of certain assets, useful lives of assets, and related depreciation and amortization methods applied.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the three months period ended March 31, 2016, the Company may have had cash deposits that exceeded Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company maintains its cash balances at high quality financial institutions to mitigate this risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company records an allowance for doubtful accounts in accordance with the procedures discussed below. Past-due amounts are written off against the allowance for doubtful accounts when collections are believed to be unlikely and all collection efforts have ceased.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. As of March 31, 2016 and December 31, 2015, the Company had no cash equivalents.

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

The Company had no assets and/or liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, respectively, using the market and income approaches.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable related to the products and services sold are recorded at the time revenue is recognized, and are presented on the balance sheet. The ultimate collection of the receivable may not be known for several months after services have been provided and billed.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method over the assets estimated useful life of three (3) years for equipment, five (5) years for automobile, and seven (7) years for furniture and fixtures. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

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

The Company determined that there were no impairments of long-lived assets as of March 31, 2016 and December 31, 2015.

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

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

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

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718.  FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached; or (b) the earlier of (i) the non-employee performance is complete, or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

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

There were no potentially dilutive shares outstanding as of March 31, 2016 and December 31, 2015.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. No material subsequent events exist through the date of this filing.

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

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Accounts receivable	$65,712	$-
	$65,712	$-

For the three months ended March 31, 2016 the Company did not record a bad debt expense. For the three months ended March 31, 2015, the Company recorded a bad debt recovery of $5,897.

NOTE 5 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at March 31, 2016 and December 31, 2015, consisted of the following:

	March 31, 2016	December 31, 2015
Equipment	$62,577	$60,073
Furniture & Fixtures	24,669	25,909
Less: Accumulated Depreciation	(62,566)	(60,172)
Property and Equipment, net	$24,680	$25,810

Depreciation expense

Depreciation expense for the three months ended March 31, 2016 and March 31, 2015 was $2,394 and $3,250, respectively.

NOTE 6 – DEFERRED REVENUES

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

As of March 31, 2016 and December 31, 2015, the Company had deferred revenues balance of $1,455,376 and $1,572,644, respectively.

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

NOTE 7 – COMMITMENTS & CONTINGENCIES

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Employment Agreements

On May 1, 2016, the Company executed employment agreements with Lisa Nichols, Chief Executive Officer, and Susie Carder, Chief Operating Officer, who also serve on the Company’s Board of Directors. Each employment agreement is for one year starting January 1, 2016. Pursuant to their employment agreements, Ms. Nichols shall receive an annual salary of $225,000 and Ms. Carder an annual salary of $200,000. On October 12, 2015, the Company entered into an employment agreement with Scott Ryder as the Company’s Chief Financial Officer. Pursuant to his employment agreement, Mr. Ryder receives an annual salary of $150,000. The employment agreements for the officers stipulate a potential bonus at the discretion of the Board of Directors. In the three months ended March 31, 2016, the Company did not pay any bonuses to its officers.

NOTE 9 – STOCKHOLDERS’ DEFICIT

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

Common Stock - There are 75,000,000 shares of authorized common stock, par value $0.001 per share, with 16,400,157 and 16,481,812 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively. Each holder of common stock is entitled to one vote for each share held. During the three month period ended March 31, 2016, the Company issued 5,049 shares as a stock dividend to current shareholders as loyalty shares based on their original investment as of March 31, 2015 at fair value, and repurchased 86,704 shares of its common stock for $43,352, or $0.50 per share.

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

Overview and History

Motivating the Masses, Inc. (we, us, our, or the “Company”) was incorporated in the State of Nevada on September 2, 1998 to engage in providing top-quality professional development and coaching services to its clientele. The Company’s products and services revolve around the personal and business coaching programs written and developed by its CEO Lisa Nichols. The program sells as a package of books and DVD’s at its local and national training seminars, and on the Company’s website. The Company has contract rights to the sales of the product. The Company, through its CEO and a core team of coaches, also provides training and development programs through local and national seminars, on-site employee training, public and private speaking engagements, and customized life-coaching programs.

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

Results of Operations

Revenues

Revenues for the three months ended March 31, 2016 were $1,308,179 compared to $871,797 for the three months ended March 31, 2015, which was an increase of $436,382 or 50%. The increase in revenues was mainly due to the addition of two Abundance Now Events, which were held in January and February of 2016 and collectively brought in $595,000 in new sales.

Cost of Revenues

The gross margin for the three months ended March 31, 2016 was 54% of sales compared to 65.9% for the three months ended March 31, 2015. The decrease in gross margin was primarily due to the Company not charging an admittance fee for either of its Abundance Now events. Admission was free if the attendee brought a copy of Lisa Nichols’ Abundance Now Book or purchased a book at the event.

Operating Activities

Total operating income for the three months ended March 31, 2016 was $37,416 as compared to a loss of $1,419 for the three months ended March 31, 2015, which was an increase of $38,835. The reason for the increase was mainly due to the substantial growth in revenue coupled with a decline in its general and administrative expenses.

Consulting expense was $150,925 for the three months ended March 31, 2016 as compared to $138,675 for the three months ended March 31, 2015, resulting in an increase of $12,250. The increase was primarily due to the hiring of audio/visual technicians to assist with the Abundance Now events as well as the Abundant Life on-line videos.

Professional fees were $63,613 for the three months ended March 31, 2016 as compared to $25,000 for the three months ended March 31, 2015, resulting in an increase of $38,613. The increase was primarily due to added audit expenses associated with the 2015 audit and 2014 re-audit.

General and administrative expenses were $150,543 for the three months ended March 31, 2016 as compared to $168,484 for the three months ended March 31, 2015, resulting in a decrease of $17,941. The decrease was primarily due to cost savings realized in banking fees and office. The Company renegotiated its merchant service contract in December 2015, which resulted in a significant cost savings beginning January 1, 2016.

Wages and other compensation were $304,391 for the three months ended March 31, 2016 as compared to $249,560 for the three months ended March 31, 2015, resulting in an increase of $54,741. The company added a customer service position in mid-2015 to support its sales growth.

Liquidity and Capital Resources

Our cash balance was $53,824 as of March 31, 2016 as compared to $80,991 as of December 31, 2015.

As of March 31, 2016, total current assets were $123,156 compared to $95,930 at December 31 2015. The increase of $27,226 in current assets is mainly a result of an increase in its deposits for upcoming events in 2016.

As of March 31, 2016, total current liabilities were $2,182,162 as compared to $2,165,351 on December 31, 2015. The increase in our current liabilities is mainly due to the increase in accounts payable associated with the Abundance Now events.

During the three months ended March 31, 2016, net cash provided by operating activities was $20,162 consisting of a $65,712 increase in accounts receivable, $53,638 decrease in other receivables, $117,268 decline in deferred revenues, $15,221 decline in deposits and $94,472 increase in accounts payable.

Net cash used in investing activities for the three months ended March 31, 2016 was $1,264. Net cash used in investing activities for the three months ended March 31, 2015 was $ -0-.

Net cash used from financing activities for the three months ended March 31, 2016, was $46,065 consisting primarily of the repurchase of common shares for $43,352.

The Company’s management is reviewing new ways to cut costs and increase revenues so they can increase operational efficiency in the future. The Company is in the process of restructuring its compensation plan in a way to reduce cash expense while incentivizing increased sales. The Company’s 2016 Equity Incentive Plan (the “2016 Plan”, filed as Exhibit A to its Definitive Information Statement on Schedule 14C filed with the SEC on April 29, 2016) was adopted by the Board of Directors on April 26, 2016 and approved by its shareholders holding a majority of the Company’s shares of Common Stock via written consent on April 26, 2016. The Company plans to increase the utilization of their website with users and have increased material that will be sold online in the form of instructional videos and webinars that will incrementally increase revenues without increasing costs.  The costs are being incurred now through the creation of the technology but the revenues will be realized in the years to come with very minimal costs in the form of website hosting and video hosting.

Because we are currently subject to the reporting requirements of the Exchange Act of 1934, we expect that we will incur ongoing expenses associated with professional fees for accounting, legal and other expenses for annual reports and proxy statements.  We estimate that these costs could range up to $250,000 per year for the next few years and will be higher if our business volume and activity increases.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2016.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 above represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016.

Based on that evaluation, management concluded, that our disclosure controls and procedures were effective as of March 31, 2016 in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any legal proceeding, nor are we aware of any threatened actions.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included and filed with this report.

Exhibit	Exhibit Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition
10.1	Employment Agreement with Lisa Nichols, dated May 1, 2016
10.2	Employment Agreement with Susie Carder, dated May 1, 2016
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer
32.1	Section 1350 certification of Chief Executive Officer
32.2	Section 1350 certification of principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 23, 2016.

MOTIVATING THE MASSES, INC.

By:	s/ Lisa Nichols
Lisa Nichols, Chief Executive Officer (Principal Executive Officer)

By:	s/ Scott Ryder
Scott Ryder, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)