Form 10-Q
period 2016-06-30
MOTIVATING THE MASSES INC
filed 2016-08-15
CIK 1107796

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2016

Commission File Number: 333-187554

MOTIVATING THE MASSES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0410660
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

5950 La Place Court, Suite 160

Carlsbad, California 92008

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 15, 2016 was 14,819,449 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MOTIVATING THE MASSES, INC

CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2016	2015
ASSETS

Current Assets:
Cash	$71,588	$80,991
Accounts receivable, net	496,974	-
Other receivable	49	14,939
Total Current Assets	568,611	95,930

Property and equipment, net	21,037	25,810

Other Assets:
Deposits	121,837	115,755
Total Other Assets	121,837	115,755

Total Assets	$711,485	$237,495

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$960,933	$591,055
Deferred revenue	1,804,027	1,572,644
Line of credit	13,462	1,652
Total Current Liabilities	2,778,422	2,165,351

Total Liabilities	2,778,422	2,165,351

Stockholders' Deficit:
Preferred Stock, $0.001 Par value, 1,000,000 shares authorized, No shares issued and outstanding	-	-
Common Stock, $0.001 Par value, 75,000,000 shares authorized 14,819,449 and 16,481,812 shares issued and outstanding, respectively	14,820	16,482
Stock subscription receivable	(27,100)	(27,100)
Additional paid in capital	2,138,228	2,967,747
Accumulated deficit	(4,192,885)	(4,884,986)
Total Stockholders' Deficit	(2,066,937)	(1,927,856)

Total Liabilities and Stockholders' Equity	$711,485	$237,495

The accompanying notes are an integral part of these unaudited financial statements.

MOTIVATING THE MASSES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$1,252,455	$1,300,677	$2,560,634	$2,172,474
Costs of services	670,849	519,357	1,272,140	816,751

Gross Margin	581,606	781,320	1,288,494	1,355,723

Operating Expenses:
Bad debt	-	17,600	-	11,703
Consulting	128,296	162,326	279,221	332,251
General and administrative	158,218	157,032	308,761	278,008
Professional fees	111,940	71,795	174,553	113,055
Wages and other compensation	279,317	287,886	583,708	537,445
Total Operating Expenses	676,771	696,639	1,346,243	1,272,462

Income (Loss) from Operations	(95,165)	84,681	(57,749)	83,261

Net Income (Loss) Before Income Taxes	(95,165)	84,681	(57,749)	83,261

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(95,165)	$84,681	$(57,749)	$83,261

Net Income (Loss) per Share - Basic and Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding - Basic and Diluted	15,876,077	16,320,216	16,162,450	15,979,407

The accompanying notes are an integral part of these unaudited financial statements.

MOTIVATING THE MASSES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss) for the Period	$(57,749)	$83,261
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,037	7,022
Changes in operating assets and liabilities
Accounts receivables	(496,974)	10,597
Other receivable	14,888	47,001
Prepaid expenses	-	56,481
Deferred revenue	231,383	101,383
Deposits	(6,082)	39,790
Accounts payable & accrued expenses	369,878	(95,488)
Net cash provided by operating activities	61,381	250,047

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,264)	(6,639)
Net cash used in investing activities	(1,264)	(6,639)

FINANCING ACTIVITIES:
Proceeds from line of credit	16,962	49,123
Repayments on line of credit	(5,151)	(52,083)
Common stock issued for cash	-	11,000
Stock repurchase	(81,331)	-
Net cash provided by (used in) financing activities	(69,520)	8,040

Net Increase (Decrease) in Cash	(9,403)	251,448

Cash at beginning of period	80,991	13,210

Cash at end of period	$71,588	264,658

Cash paid during period:
Interest	$-	$-
Franchise and income taxes	$-	$-
Loyalty stock dividends	$5,049	$348,444

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Motivating the Masses, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on September 2, 1998. Lisa S. Nichols founded the Company for the purpose of providing high quality resources for business coaching, and professional and management development techniques both on the local and national scale.

The Company’s products and services revolve around the personal life-coaching program written and developed by its CEO Lisa Nichols. The program sells as a package of books and DVD’s at the Company’s local and national training seminars, and on the Company’s website. The Company has contract rights to the sales of the product. The Company, through its CEO and a core team of coaches, also provides training and development programs through local and national seminars, on-site employee training, public and private speaking engagements, and customized life-coaching programs.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the six months period ended June 30, 2016, the Company may have had cash deposits that exceeded Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company maintains its cash balances at high quality financial institutions to mitigate this risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company records an allowance for doubtful accounts in accordance with the procedures discussed below. Past-due amounts are written off against the allowance for doubtful accounts when collections are believed to be unlikely and all collection efforts have ceased.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. As of June 30, 2016 and December 31, 2015, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments.

The Company had no assets and/or liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, respectively, using the market and income approaches.

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

The Company determined that there were no impairments of long-lived assets as of June 30, 2016 and December 31, 2015.

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

There were no potentially dilutive shares outstanding as of June 30, 2016 and December 31, 2015.

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

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
Accounts receivable	$496,974	$-

For the six months ended June 30, 2016, and for the same period in 2015 the Company did not record a bad debt expense.

NOTE 5 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at June 30, 2016 and December 31, 2015, consisted of the following:

	June 30, 2016	December 31, 2015
Equipment	$62,577	$60,073
Furniture & Fixtures	24,670	25,910
Less: Accumulated Depreciation	(66,210)	(60,172)
Net Fixed Assets	$21,037	$25,810

Depreciation expense

Depreciation expense for the six months ended June 30, 2016 and June 30, 2015 was $6,037 and $7,022, respectively.

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

As of June 30, 2016 and December 31, 2015, the Company had deferred revenues balance of $1,804,027 and $1,572,644, respectively.

NOTE 7 – COMMITMENTS & CONTINGENCIES

Employment Agreement

On May 1, 2016, the Company executed employment agreements with Lisa Nichols, Chief Executive Officer, and Susie Carder, Chief Operating, who also serve on the Company’s Board of Directors. Each employment agreement is for one year starting January 1, 2016. Pursuant to their employment agreements, Ms. Nichols shall receive an annual salary of $225,000 and Ms. Carder an annual salary of $200,000. On October 12, 2015, the Company entered into an employment agreement with Scott Ryder as the Company’s Chief Financial Officer. Pursuant to his employment agreement, Mr. Ryder receives an annual salary of $150,000. The employment agreements for the officers stipulate a potential bonus at the discretion of the Board of Directors. In the three months ended June 30, 2016, the Company did not pay any bonuses to its officers.

Lease

The Company currently occupies office space at 5950 La Place Court, Carlsbad, California. In July of 2016, the Company signed a sixty-five (65) calendar month lease for the office space starting July 25, 2016, for $13,347 a month for the first year, $13,748 a month for the second year, $14,160 a month for the third year, $14,586 a month for the fourth year, $15,022 a month for the fifth year, and $15,473 for months 61 to 65. For months two (2) through eleven (11), the rent shall be abated in the amount of $6,674.

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

NOTE 8 – RELATED PARTY TRANSACTIONS

Employment Agreements

On May 1, 2016, the Company executed employment agreements with its three officers, two of whom also make up the Board of Directors. Further details are described in Note 7.

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

Common Stock - There are 75,000,000 shares of authorized common stock, par value $0.001 per share, with 14,819,449 and 16,481,812 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively. Each holder of common stock is entitled to one vote for each share held. During the six month period ended June 30, 2016, the Company issued 5,049 shares as a stock dividend to current shareholders as loyalty shares based on their investment on March 31, 2015 at fair value, repurchased 167,412 shares of its common stock, and 1,500,000 shares were returned that were originally issued for services rendered.

PART I.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission (the “SEC”). Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

Our principal place of business is located at 5950 La Place Court, Carlsbad, California 92008.  Our phone number is 760-931-9400.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

Revenues

Revenues for the three months ended June 30, 2016 were $1,252,455 compared to $1,300,677 for the three months ended June 30, 2015, which was a decrease of $48,222 or 4%. The decrease in revenues was mainly due to a decline in revenue from Motivating the Teen Spirit revenue and VIP days.

Revenues for the six months ended June 30, 2016 were $2,560,634 compared to $2,172,474 for the six months ended June 30, 2015, which was an increase of $388,160 or 18%. The increase in revenues was mainly due to the addition of two Abundance Now Events, which were held in January and February of 2016 and collectively brought in $595,000 in new sales, and the company’s newest training program 14K Club, which produced $387,735 in new sales.

Cost of Revenues

The gross margin for the three months ended June 30, 2016 was 46% of sales compared to 60% for the three months ended June 30, 2015. The decrease in gross margin was primarily due to the coaching commissions paid for the 14K Club, which averaged 44% of the program’s price versus 25% for the Company’s other training programs

The gross margin for the six months ended June 30, 2016 was 50% of sales compared to 62% for the six months ended June 30, 2015. The decrease in gross margin was primarily due to the Company not charging an admittance fee for either of its Abundance Now events, and the higher than average coaching commissions paid for the 14K Club. Admission to the Abundance Now event was free if the attendee brought a copy of Lisa Nichols’ Abundance Now Book or purchased a book at the event.

Operating Activities

Total operating loss for the three months ended June 30, 2016 was $95,165 as compared to operating income of $84,681 for the three months ended June 30, 2015, which was a decline of $179,846. The reason for the decline was mainly due to the increase in costs of goods sold relative to revenue. Total operating loss for the six months ended June 30, 2016 was $57,749 as compared to operating income of $83,261 for the six months ended June 30, 2015, which was a decrease of $141,010. The reason for the decline was mainly due to the increase in costs of goods sold relative to revenue.

Consulting expense was $128,296 for the three months ended June 30, 2016 as compared to $162,326 for the three months ended June 30, 2015, resulting in a decrease of $34,030. The decrease was primarily due to a more effective use of consultants year over year. Consulting expense was $279,221 for the six months ended June 30, 2016 as compared to $332,251 for the six months ended June 30, 2015, resulting in a decrease of $53,030. The decrease was primarily due to a decrease in the use of consultants.

Professional fees were $111,940 for the three months ended June 30, 2016 as compared to $71,795 for the three months ended June 30, 2015, resulting in an increase of $40,145. The increase was primarily due to added legal expenses associated with the Company’s filing of Annual report on Form 10-K, the Company’s annual investor meeting and the 2015 audit. Professional fees were $174,553 for the six months ended June 30, 2016 as compared to $113,055 for the six months ended June 30, 2015, resulting in an increase of $61,498. The increase was primarily due to added legal expenses associated with the 10K filing, the Company’s annual investor meeting and the 2015 audit.

General and administrative expenses were $158,218 for the three months ended June 30, 2016 as compared to $157,032 for the three months ended June 30, 2015, resulting in an increase of $1,186. The increase was primarily due to an increase in the Company’s healthcare insurance premiums. General and administrative expenses were $308,761 for the six months ended June 30, 2016 as compared to $278,008 for the six months ended June 30, 2015, resulting in an increase of $30,753. The increase was primarily due to an increase in the Company’s healthcare insurance premiums, costs associated with the annual investor meeting and advanced costs associated with the office relocation.

Wages and other compensation were $279,317 for the three months ended June 30, 2016 as compared to $287,886 for the three months ended June 30, 2015, resulting in a decrease of $8,569. The company saved money through improved efficiencies related to headcount. Wages and other compensation were $583,708 for the six months ended June 30, 2016 as compared to $537,445 for the six months ended June 30, 2015, resulting in an increase of $46,263. The increase was primarily due to increased personnel costs in the first quarter relating to the company’s 401K plan.

Liquidity and Capital Resources

Our cash balance was $71,588 as of June 30, 2016 as compared to $80,991 as of December 31, 2015.

As of June 30, 2016, total current assets were $568,611 compared to $95,930 at December 31 2015. The increase of $472,681 in current assets is mainly a result of an increase in its accounts receivable on new sales in 2016.

As of June 30, 2016, total current liabilities were $2,778,422 as compared to $2,165,351 on December 31, 2015. The increase in our current liabilities is mainly due to the increase in deferred revenue associated with new sales in 2016.

During the six months ended June 30, 2016, net cash provided by operating activities was $61,381 consisting of a $496,974 increase in accounts receivable, $14,888 decrease in other receivables, $231,383 decline in deferred revenues, $6,082 increase in deposits and $369,878 increase in accounts payable.

Net cash used in investing activities for the six months ended June 30, 2016 was $1,264.

Net cash used from financing activities for the six months ended June 30, 2016, was $69,520 consisting primarily of the repurchase of common shares for $81,331.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended June 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016.

Based on that evaluation, management concluded, that our disclosure controls and procedures were ineffective as of June 30, 2016 in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2016.

MOTIVATING THE MASSES, INC.

By:	s/ Lisa Nichols
Lisa Nichols, Chief Executive Officer (Principal Executive Officer)

By:	s/ Scott Ryder
Scott Ryder, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

