Form 10-Q
period 2016-09-30
MOTIVATING THE MASSES INC
filed 2016-11-21
CIK 1107796

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2016

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 14, 2016 was 14,750,734 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MOTIVATING THE MASSES, INC

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$83,308	$80,991
Other receivable	49	14,939
Total Current Assets	83,357	95,930

Property and equipment, net	17,464	25,810

Other Assets:
Deposits	227,227	115,755
Total Other Assets	227,227	115,755

Total Assets	$328,048	$237,495

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$901,196	$591,055
Deferred revenue	1,170,870	1,572,644
Line of credit	36,097	1,652
Total Current Liabilities	2,108,163	2,165,351

Total Liabilities	2,108,163	2,165,351

Stockholders' Deficit:
Preferred Stock, $0.001 Par value, 1,000,000 shares authorized, No shares issued and outstanding	-	-
Common Stock, $0.001 Par value, 75,000,000 shares authorized 14,750,734 and 16,481,812 shares issued and outstanding, respectively	14,751	16,482
Stock subscription receivable	(27,100)	(27,100)
Additional paid in capital	2,103,939	2,967,747
Accumulated deficit	(3,871,705)	(4,884,986)
Total Stockholders' Deficit	(1,780,115)	(1,927,856)

Total Liabilities and Stockholders' Deficit	$328,048	$237,495

The accompanying notes are an integral part of these unaudited financial statements.

MOTIVATING THE MASSES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$1,290,750	$607,714	$3,851,384	$2,780,189
Costs of services	438,142	464,827	1,710,282	1,281,578

Gross Profit	852,608	142,887	2,141,102	1,498,611

Operating Expenses:
Bad debt	-	-	-	14,488
Consulting	161,942	127,016	441,314	459,267
General and administrative	148,303	170,500	456,911	445,939
Professional fees	8,435	57,891	182,988	170,945
Wages and other compensation	198,345	316,178	782,054	853,409
Total Operating Expenses	517,025	(528,698)	1,863,267	1,946,832

Income (Loss) from Operations	335,583	(528,698)	277,835	(448,221)

Net Income (Loss) Before Income Taxes	335,583	(528,698)	277,835	(448,221)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$335,583	$(528,698)	$277,835	$(448,221)

Net Income (Loss) per Share - Basic and Diluted	$0.02	$(0.03)	$0.02	$(0.03)

Weighted average number of shares outstanding - Basic and Diluted	14,773,569	15,771,639	15,696,110	15,775,564

The accompanying notes are an integral part of these unaudited financial statements.

MOTIVATING THE MASSES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss) for the Period	$277,835	$(445,437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,610	10,362
Bad debt expense	-	14,488
Share based compensation	-	20,000
Changes in operating assets and liabilities
Accounts receivables	-	143,955
Other receivable	14,889	47,000
Prepaid expenses	-	100,231
Deferred revenue	(401,774)	126,350
Deposits	(111,472)	15,332
Accounts payable & accrued expenses	310,140	5,791
Net cash provided by operating activities	99,228	38,072

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,264)	(10,070)
Net cash used in investing activities	(1,264)	(10,070)

FINANCING ACTIVITIES:
Proceeds from line of credit	37,224	74,186
Repayments on line of credit	(2,778)	(77,930)
Common stock issued for cash	-	11,000
Stock repurchase	(130,094)	(150)
Net cash provided by (used in) financing activities	(95,648)	7,106

Net Increase in Cash	2,316	35,108

Cash at beginning of period	80,992	13,210

Cash at end of period	$83,308	48,318

Cash paid during period:
Interest	$-	$-
Franchise taxes	$-	$-
Income taxes	$-	$-
Loyalty stock dividends	$27,619	$348,444

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

The Company’s products and services revolve around the personal life-coaching program written and developed by its CEO Lisa Nichols. The program sells as a package of books and DVD’s at the Company’s local and national training seminars, and on the Company’s website. The Company has contract rights to the sales of the product. The Company recently developed additional digital content from these programs that it plans to sell on-line beginning in Q4.

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

Business Segment

Executive Consulting Services focus on a client’s specific goals and are delivered by our highly experienced team of consultants.  Consulting services are delivered in a variety of formats including online, one-day VIP days and six-session consulting programs.

Global Leadership Program (GLP) is a 12-month program with group consulting that is designed to help participants expand their influence, sales skills and incomes.

14K Club is a 8-month Mastermind Program which includes intensive branding, content, sales & marketing training both via a 12-module course taught online and culminating in a 2-Day Live event.

Speak and Write to Make Millions is a live training program offered over two days and teaches attendees how to speak powerfully, to write best sellers, and to increase their income.

Keynotes/Speaking Fees are generated through personal speaking by our consultants at major industry events as well as private gatherings. These events also provide us with opportunities to promote our capabilities and product/service offerings.

Personal Segment

Transformational Consulting is geared toward personal development, and is provided over six sessions in a 12-week period.

Abundance Now is a 12-part online course that includes 12 video modules featuring Lisa Nichols and workbooks for each module.

Abundance Now Live Event is a live training program offered over two days connected to Lisa Nichols’ book Abundance Now.

Retreat is an intimate, up-close and personal four-day adventure with Lisa Nichols. The program is designed for executives and entrepreneurs ready to take a big step in their lives, to enhance their happiness and income.

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

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the nine months period ended September 30, 2016, the Company may have had cash deposits that exceeded Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company maintains its cash balances at high quality financial institutions to mitigate this risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company records an allowance for doubtful accounts in accordance with the procedures discussed below. Past-due amounts are written off against the allowance for doubtful accounts when collections are believed to be unlikely and all collection efforts have ceased.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. As of September 30, 2016 and December 31, 2015, the Company had no cash equivalents.

Fair value of financial instruments

The Company follows the provisions of FASB ASC 820 (the “Fair Value Topic”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.

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

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

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

The Company had no assets and/or liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, respectively, using the market and income approaches.

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

The Company determined that there were no impairments of long-lived assets as of September 30, 2016 and December 31, 2015.

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

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

A portion of the Company’s revenues are from coaching and/or training services provided under contracts that are greater than one month in length. These contracts are billed in total at the onset of the contract period, and to the extent that billings exceed revenue earned, the Company will record such amount as deferred revenue until the revenue is earned. We recognize revenue on these contracts in the period the coaching and/or training services are provided under the contract. Expenses associated with providing the coaching and/or training services are recognized in the period the services are provided which coincides with when the revenue is earned. Revenue associated with the Company’s live events is recognized in the month of the corresponding event. Revenue associated with the Company’s on-line digital content is recognized at the time of purchase.

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

At December 31, 2015, the Company had net operating loss carryforwards of approximately $4,585,839 that may be offset against future taxable income from the year 2015 to 2035. The net change in the valuation allowance for the year ended December 31, 2015 was an increase of $451,700.

Stock-Based Compensation

In December 2004, the FASB issued FASB Accounting Standards Codification No. 718, Compensation – Stock Compensation.  Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  As of September 30, 2016, the Company did not have any share-based compensation arrangements.

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

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

There were no potentially dilutive shares outstanding as of September 30, 2016 and December 31, 2015.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company has determined that, other than listed in Note 9, no material subsequent events exist through the date of this filing..

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

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has taken certain actions and continues to implement changes designed to improve the Company’s consolidated financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) product expansion, (b) optimizing online sales, (c) maximizing media opportunities, and (d) lowering operating expenses. Management believes these actions will enable the Company to improve future profitability and cash flow. As a result, these unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – PROPERTY AND EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at September 30, 2016 and December 31, 2015, consisted of the following:

	September 30, 2016	December 31, 2015
Equipment	$62,577	$60,073
Furniture & Fixtures	24,670	25,910
Less: Accumulated Depreciation	(69,783)	(60,172)
Net Fixed Assets	$17,464	$25,810

Depreciation expense

Depreciation expense for the nine months ended September 30, 2016 and September 30, 2015 was $9,610 and $10,362, respectively.

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

NOTE 5 – DEFERRED REVENUES

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

As of September 30, 2016 and December 31, 2015, the Company had deferred revenues balance of $1,170,870 and $1,572,644, respectively.

NOTE 6 – COMMITMENTS & CONTINGENCIES

Employment Agreement

On May 1, 2016, the Company executed employment agreements with Lisa Nichols, Chief Executive Officer, and Susie Carder [Please see Note 9], Chief Operating Officer, who also serve on the Company’s Board of Directors. Each employment agreement is for one year starting January 1, 2016. Pursuant to their employment agreements, Ms. Nichols shall receive an annual salary of $225,000 and Ms. Carder an annual salary of $200,000. On October 12, 2015, the Company entered into an employment agreement with Scott Ryder as the Company’s Chief Financial Officer. Pursuant to his employment agreement, Mr. Ryder receives an annual salary of $150,000. The employment agreements for the officers stipulate a potential bonus at the discretion of the Board of Directors. In the three months ended September 30, 2016, the Company did not pay any bonuses to its officers.

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

Minimum future lease payments under the agreement are as follows:

2017	$122,131
2018	$167,036
2019	$172,050
2020	$177,212
2021	$182,519

NOTE 7 – RELATED PARTY TRANSACTIONS

Employment Agreements

On May 1, 2016, the Company executed employment agreements with its three officers, two of whom also make up the Board of Directors. Further details are described in Note 6.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common and Preferred Shares Authorized

Preferred Stock - There are 1,000,000 shares of authorized preferred stock, par value $0.001 per share, with no shares of preferred stock issued or outstanding.

Common Stock – The Company has 75,000,000 shares of authorized common stock, par value $0.001 per share, with 14,750,734 and 16,481,812 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively. Each holder of common stock is entitled to one vote for each share held. During the nine month period ended September 30, 2016, the Company issued 27,619 shares as a stock dividend to current shareholders as loyalty shares based on their investment on March 31, 2015 at fair value, repurchased 258,697 shares of its common stock, and 1,500,000 shares were returned that were originally issued for services rendered.

MOTIVATING THE MASSES, INC.

Notes to Unaudited Condensed Financial Statements

NOTE 9 – SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company has determined that, other than listed below, no material subsequent events exist through the date of this filing.

On October 15, 2016, the Board of Directors awarded a cash bonus of $37,500 to Scott Ryder.

On October 17, 2016, Susie Carder tendered her resignation as President and Chief Operating Officer of the Company. Ms. Carder remains a director of the Company. Ms. Carder’s resignation as an officer of the Company was not a result of any disagreements with the Company regarding its the operations, policies or practices. On the same day, the Company and Ms. Carder entered into an independent contractor agreement regarding Ms. Carder’s role as a consultant to the Company.

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

Results of Operations

Revenues

Revenues for the three months ended September 30, 2016 were $1,290,750 compared to $607,714 for the three months ended September 30, 2015, which was an increase of $683,036 or 112%. The increase in revenues was largely due to 14K Club, a new program launched in 2016 coupled with increased sales in Keynotes, GLP and executive coaching services.

Revenues for the nine months ended September 30, 2016 were $3,851,384 compared to $2,780,189 for the nine months ended September 30, 2015, which was an increase of $1,071,195 or 39%. The increase in revenues was mainly due to the addition of two Abundance Now Events, which were held in January and February of 2016 and collectively brought in $595,000 in new sales, and the Company’s newest training program 14K Club, which produced $387,735 in new sales. The additional growth in sales was attributed to increased sales, year over year, in Keynotes, GLP and executive coaching services.

Cost of Revenues

The gross margin for the three months ended September 30, 2016 was 66% of sales compared to 24% for the three months ended September 30, 2015. The increase in gross margin was primarily due to increased sales of the Company’s most profitable programs: GLP and Keynotes.

The gross margin for the nine months ended September 30, 2016 was 56% of sales compared to 54% for the nine months ended September 30, 2015. The improvement in gross margin was primarily due to increased sales in GLP and Keynotes, which are the Company’s most profitable programs.

Operating Activities

Total operating income for the three months ended September 30, 2016 was $335,583 as compared to an operating loss of $528,698 for the three months ended September 30, 2015, which was an increase of $864,281. Total operating income for the nine months ended September 30, 2016 was $277,835 as compared to an operating loss of $448,221 for the nine months ended September 30, 2015, which was an increase of $726,056. Operating income improved in Q3 and fiscal year to date due to an increase in sales of the Company’s most profitably programs: GLP and Keynotes coupled with a reduction in wage related expenses..

Consulting expense was $161,942 for the three months ended September 30, 2016 as compared to $127,016 for the three months ended September 30, 2015, resulting in an increase of $34,926. The increase was primarily due to retaining a marketing expert and copy editor to build several marketing funnels to grow our online sales. Consulting expense was $441,314 for the nine months ended September 30, 2016 as compared to $459,267 for the nine months ended September 30, 2015, resulting in a decrease of $17,953. The decrease was primarily due to the elimination of several consulting contracts in early 2016.

Professional fees were $8,435 for the three months ended September 30, 2016 as compared to $57,891 for the three months ended September 30, 2015, resulting in a decrease of $49,456. The decline was largely due to the termination of a monthly financial consulting agreement with Andrew Garrett, Inc., an Investment Bank, following the hire of new CFO, Scott Ryder, who possesses commensurate experience. The consulting agreement was terminated in February 2016. Professional fees were $182,988 for the nine months ended September 30, 2016 as compared to $170,945 for the nine months ended September 30, 2015, which was an increase of $12,043. The increase was largely due to one-time accounting expenses in Q1 associated with the re-audit of our 2014 financial statements, which were greater than the savings realized from the termination of our financial consulting agreement with Andrew Garrett, Inc.

General and administrative expenses were $148,303 for the three months ended September 30, 2016 as compared to $170,500 for the three months ended September 30, 2015, resulting in a decrease of $22,197. The decline was primarily due to a one-time granting of stock for services in September 2015, which was not repeated in 2016. General and administrative expenses were $456,911 for the nine months ended September 30, 2016 as compared to $445,939 for the nine months ended September 30, 2015, resulting in an increase of $10,942. The increase was primarily due to an increase in various fees in Q1 associated with the re-audit of our 2014 financial statements, including accounting expenses and attorney fees.

Wages and other compensation were $198,345 for the three months ended September 30, 2016 as compared to $316,178 for the three months ended September 30, 2015, resulting in a decrease of $117,833. The Company saved money through improved efficiencies related to headcount in our sales and marketing departments. The Company consolidated certain sales and marketing functions, which enabled it to reduce its FTEs by two. Wages and other compensation were $782,054 for the nine months ended September 30, 2016 as compared to $853,409 for the nine months ended September 30, 2015, resulting in a decrease of $71,355. The Company saved money through improved efficiencies related to headcount in our sales and marketing departments.

Liquidity and Capital Resources

Our cash balance was $83,308 as of September 30, 2016 as compared to $80,991 as of December 31, 2015.

As of September 30, 2016, total current assets were $83,357 compared to $95,930 at December 31 2015. The decrease of $12,573 in current assets is mainly a result of a decline in other receivables.

As of September 30, 2016, accounts payable and accrued expenses were $901,196 compared to $591,055 at December 31, 2015. The increase of $310,141 is largely due to an increase in commissions payable to Lisa Nichols and Susie Carder.

As of September 30, 2016, total current liabilities were $2,108,163 as compared to $2,165,351 on December 31, 2015. The decline in our current liabilities is mainly due to the decline in deferred revenue.

During the nine months ended September 30, 2016, net cash provided by operating activities was $99,228 consisting of $14,889 decrease in other receivables, $401,774 decline in deferred revenues, $111,472 increase in deposits and $310,140 increase in accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2016 was $1,264.

Net cash used from financing activities for the nine months ended September 30, 2016, was $95,648 consisting primarily of the repurchase of shares of common stock for $115,997.

The Company’s management is reviewing new ways to cut costs and increase revenues so they can increase operational efficiency in the future. The Company is in the process of restructuring its compensation plan in a way to reduce cash expense while incentivizing increased sales. The Company’s 2016 Equity Incentive Plan (the “2016 Plan”, filed as Exhibit A to its Definitive Information Statement on Schedule 14C filed with the SEC on April 29, 2016) was adopted by the Board of Directors on April 26, 2016 and approved by its shareholders holding a majority of the Company’s shares of Common Stock via written consent on April 26, 2016. The Company plans to increase the utilization of its website with users and have increased material that will be sold online in the form of instructional videos and webinars that will incrementally increase revenues without increasing costs.  The costs are being incurred now through the creation of the technology but the revenues will be realized in the years to come with very minimal costs in the form of website hosting and video hosting.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended September 30, 2016.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016.

Based on that evaluation, management concluded, that our disclosure controls and procedures are effective as of September 30, 2016 in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 21, 2016.

MOTIVATING THE MASSES, INC.

By:	s/ Lisa Nichols
Lisa Nichols, Chief Executive Officer (Principal Executive Officer)

By:	s/ Scott Ryder
Scott Ryder, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

