Form 10-K
period 2016-12-31
MOTIVATING THE MASSES INC
filed 2017-04-14
CIK 1107796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Title of class

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2016: $6,668,752.

As of April 14, 2017, the Company had 14,750,734 shares of its common stock issued and outstanding, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive information statement (“Information Statement”) for its annual meeting of stockholders for fiscal year ended December 31, 2016 (“Annual Meeting of 2016”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Information Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the end of the Company’s fiscal year ended December 31, 2016.

PART I

Forward-Looking Information

This Annual Report of Motivating the Masses, Inc.  on Form 10-K contains forward-looking statements, including but not limited to those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

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

Our proprietary programs are available for sale at our live events as well as on our web site. Our coaches provide the tools, insights and techniques that help people of all ages and from all walks of life triumph in their personal and professional goals. Our programs and content have been developed and honed under the leadership of Lisa Nichols, our CEO. Lisa has developed an outstanding reputation in the professional development industry. Over the past 19 years, over 230,000 individuals have participated in our coaching and development programs, and we have touched over 36 million people via multiple media platforms.

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

Business Segment (79% of 2016 revenue)

Global Leadership Program (GLP) is a 12-month program with group coaching that provides students with a step-by-step guide on building a business around an individual brand. This segment accounted for 30% of our business segment revenue in 2016.

Executive Coaching Services focus on a client’s specific goals and are delivered by our highly experienced team of coaches.  Coaching services are delivered in a variety of formats including online, one-day VIP days and/or six to ten-session coaching programs. This business line accounted for 24% of our business segment revenue in 2016.

Business Academy and 14K are seven-month training programs for entrepreneurs that are looking to increase their revenue and grow their brand. 14K was rebranded into Business Academy in mid-2016. This segment accounted for 17% of our business segment revenue in 2016.

Keynotes/Speaking Fees are generated by our coaches at major industry events and at private gatherings. These events also offer us the opportunity to promote our capabilities and other product/service offerings. This segment accounted for 16% of our business segment revenue in 2016.

Speak and Write to Make Millions is a live training program offered over three days and teaches attendees how to speak powerfully, write best sellers, and increase their income. This segment accounted for 9% of our business segment revenue in 2016.

Speakers Vault is a comprehensive on-line training program for speakers. This segment accounted for 4% of our business segment revenue in 2016.

Personal Segment (16% of 2016 revenue)

Breakthrough the Retreat is an intimate, up-close and personal four-day intensive program with Lisa Nichols and three master facilitators. The program is designed for executives and entrepreneurs ready to take a big step in their lives, to enhance their happiness and income. This program accounted for 43% of our personal segment revenue in 2016.

Abundance Now includes two live events and a 12-part online course that includes 12 video modules featuring Lisa Nichols and workbooks for each module. This program accounted for 35% of our personal segment revenue in 2016.

Transformational Coaching is geared toward personal development, and is provided over six sessions in a 12-week period. This segment accounted for 12% of our personal segment revenue in 2016.

28 Days To Results and No Matter What are our newest on-line modules that we introduced in late 2016. These programs accounted for 6% of our personal segment revenue in 2016.

Motivating the Teen Spirit is an advanced life skills training for teens and their parents. Trainings are conducted three to four times a year in the United States as well as the Bahamas. Teenagers learn what their own emotional prosperity looks like, and parents are empowered with the skills needed to effectively communicate with their children. This program accounted for 4% of our personal segment revenue in 2016.

Royalties (5% of 2016 revenue)

Royalties largely represent payments relating to sales of the following publications: Abundance Now: Amplify Your Life & Achieve Prosperity Today and No Matter What!: 9 Steps to Living the Life You Love.

Markets and Clients

We focus our business on two primary markets – the small business segment (businesses with more than one employee/owner), and the entrepreneur segment, which includes home-based and one-person business operations. However, the Company has the capabilities and experience of serving larger organizations including Black Entertainment Television (BET), Google, Wells Fargo, Citi, Disney, General Motors, State Farm, Rockwell, The Steve Harvey Group and BMW.

Our target clients are skilled "technicians" who are gifted in the work of their business, but typically do not have the resources to have in-house staff dedicated to strategic planning, professional development and/or coaching.

In 2016, we served over 4,500 clients. We service clients from across the US as well as those based in international markets including the United Kingdom, Ireland, Australia, Malaysia, Spain, Hungary, Canada and Africa.

Personnel

We currently employ 8 full-time staff and two independent contractors. The employee base comprises of executive management, management, administration, and coaching personnel. Overall, we have what we believe is a highly competent and experienced team and a culture that is geared toward driving client satisfaction.

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

Margaret Packer, Executive Manager & Executive Coach – Ms. Packer manages the corporate movement and culture of MNMT. She is an accomplished leader who is organized and driven, with 15 years of experience upholding and executing the Company’s values and goals. Ms. Packer is the Master Facilitator of MNMT’s “World Class Executive Support Training” program.

Matt Gill – Mr. Gill began his journey with Motivating The Masses back in 2007 first as a Certified Facilitator for Motivating the Teen Spirit and now serves also as our Community Fulfillment Director & Personal Development Coach. He is dedicated to supporting and empowering the MNMT Community and is responsible for the overall experience and delivery of content and programs offered at MNMT. Mr. Gill has impacted the lives of adults and teens world-wide through coaching and Motivating The Teen Spirit program. He has extensive, recognized and rewarding experience as a trainer & coach including developing and delivering curriculum for companies such as Red Robin International, Six Flags & Disney. Prior to coming on board full time with MNMT, Mr. Gill served as Training & Events Director for Fix Your Funnel & Short Sale Genius where he trained and created education programs for Real Estate Agents and Marketing Entrepreneurs.

Dr. Ray Charles – Coaching is Dr. Ray’s life’s work. He is called to be A Ray of Light® (disarming the internal saboteurs) in the depth of the soul of business and business leaders, so that they can fully express the excellence in their DNA (Distinct Natural Ability). Dr. Ray received a post-graduate degree in Chemical Engineering that led him into the Oil & Gas, Investment Banking, and Risk Management industries. In 2000, driven by a deep conviction to lead leaders, he transitioned into full time ministry to offer spiritual coaching (Executive Coaching with a spiritual spin) to numerous leaders in the business, government, education, faith-based sectors. In 2008, he returned to Corporate America, to lead a high performance team within the nonprofit sector. He launched his Training and Development Company in 2015.

Value and Marketability Strengths

Operational

Name and Reputation: Over the past 18 years, we developed a strong reputation in the personal development industry and are well recognized for the quality of our programs and content delivery. We built a strong brand recognition and benefited from Ms. Nichols’ well-established name and identity in the marketplace. We currently have a global reach of more than 36 million.

Range of Programs and Service Offerings: We developed proprietary programs for business owners and executives. Our focus on developing best-in-class content and regularly updating its programs helped us stay at the forefront of the industry. We offer six programs in our Business segment and five programs in our Personal segment. We engage in a multi-segment strategy in our marketplace and offer products ranging in price from $28 to $47,500.

Diversified Client Base: No client represents more than 1% of our sales. The diversified customer base reduces the likelihood that our business will be significantly impacted by the loss of a single account.

Proprietary Expertise: We carved out a niche in the marketplace by focusing on the needs of small to medium-sized businesses. Further, we have developed unique programs geared toward leadership development and enhancing speaking and writing capabilities for skilled professionals.

Growth Opportunities: We launched two evergreen programs in the fourth quarter of 2016. Preliminary sales of these programs and the existing online modules exceeded $450,000 in 2016. We are confident that we can grow this business further with by expanding our marketing campaign to our captured audience of social media followers and our client database.

Operations and Company Structure: We built a strong personnel base including a seasoned executive management team, marketing and client service professionals, and experienced coaches. Further, we developed best practices with respect to program delivery and promotional activities.

Corporate Relationships: Many of the most prestigious corporations turn to us as a prime go-to resource for hands-on business-building coaching and training – as well as to help them bring their transformational messages to audiences across the US and around the world with customized live training events. Black Entertainment Television (BET), Google, Wells Fargo, Citi, Disney, General Motors, State Farm, Rockwell, The Steve Harvey Group and BMW are among the renowned companies that have utilized our services for professional management and leadership training.

International Reach: Our live speaking engagements has a global reach of 36 million, including a multi-country tour of South Africa, and key appearances in the United Kingdom, Malaysia, Ireland, Kazakhstan, Thailand, Hungary, Spain, Dominican Republic, Aruba, Costa Rica, Kiev, Mexico, Bali, Swaziland, Canada, Taiwan, British Virgin Islands, Slovenia, Greece, Australia and Barbados..

External

Market for the Company’s Services: The self-help marketplace experience two major shifts over the past four years. The demand for online content has risen dramatically. Secondly, there has been dramatic shift in the key participants in our marketplace. Steven Covey, Zig Ziglar and Jim Rohn have all passed away. Robert Kyoski filed for bankruptcy and Peter Lowe’s Get Motivated seminars went out of business. Louise Hay is in her 80s and Jack Canfield and Less Brown appear to be cutting back on their road schedules. Toby Robbins continues to have a strong presence in the marketplace but the marketplace is looking for new and fresh motivational speakers to fill the void left by the aforementioned individuals. With Lisa Nichols’ universal appeal, global reach of 36 million and our extensive content library and online training platform, we are strategically positioned to capitalize on this opportunity and be the next large-scale player in this space.

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

Each year we make significant investments in the development and enhancement of our existing content, and the development of new services, features, and products that help small business owners and entrepreneurs achieve their goals and objectives. As an example, we launched several on-line training modules including 28 Days To Results, No Matter What and Speaker’s Vault. These new modules along with Abundant Life Course, which was launched in late 2015, collectively produced over $450,000 in new revenue in 2016.

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

Revenue Trend

Our revenue grew from $1.6 million in 2013 to $5.2 million in 2016, an average annual growth rate of 48%.

We expanded our marketing efforts and introduced new programs in 2016, which contributed to our record growth in 2016. Speaking fees exhibited a 300% increase, from $197,000 in 2015 to over $670,000 in 2016. The Company also launched its entrepreneurial programs in 2016: 14K and Business Academy, which collectively produced $745,000 in new revenue.

Revenue Segmentation

Our services are grouped in the following two disciplines: Business Segment and Personal Segment.

	Business Segment	Personal Segment
Services	Global Leadership Program	Retreats
	Executive Coaching	Abundance Now
	Business Academy / 14K	Transformational Coaching
	Keynotes / Speaking Fees Speak and Write to Make Millions Speakers’ Vault	28 Days / No Matter What Online Modules Motivating the Teen Spirit

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

Executive Coaching Services

We provide Executive Coaching services that focus on a client’s specific goals.  This service is considered a premium service offered to “platinum” clients as it provides one on one exclusive coaching to shape, clarify, launch and accelerate a client’s business strategy. Products and programs vary from online programs where clients dictate the speed and duration of their program, to either a one-day VIP day or six to ten private coaching sessions. Our Coaching services segment represented 24% of our business segment revenue in 2016, or a total of approximately $1 million.

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

Business Academy and 14K

Represents a seven-month training program for entrepreneurs. 14K was rebranded into Business Academy in mid-2016. Programs includes seven teaching modules of intensive training with Lisa Nichols and/or Susie Carder and seven implementation calls with a master facilitator (7 ninety minute sessions, one hour of content and 30 minutes of Q&A) focusing on a wide range of topics including (1) business plan development training, (2) guidance on how to speak powerfully and increase stage impact, and (3) how to successfully host a profitable event.

 Keynotes / Speaking Fees

Speaking fees range from $15,000 to $120,000 per event. Keynote speaking events include (i) Industry Events where we are paid to teach, and allowed to sell our programs, products and tools, (ii) Industry Events where we are not paid to teach, but still receive wide exposure to the industry, and we are allowed to sell our programs, products and tools, and (iii) Private Events where we are paid to teach but there is little to no exposure or opportunity to sell our programs, products and tools.

Speak and Write to Make Millions

An annual 3-day workshop event, Speak and Write to Make Millions is designed for those just starting out in the growing personal growth industry as speakers or writers – or for seasoned professionals looking to enhance their work and build their careers. Students attend live or online from over 30 countries. Speak and Write to Make Millions unveils the success principles behind getting works published, platform speaking and creating a thriving business based on attendees’ books and speaking subject matter. Featuring Lisa Nichols along with our top coaches, topics for the much-anticipated event become a comprehensive primer for building a successful career in motivational speaking – or just learning the key tools of the trade to enhance any executive position – as well as paving the way for a bestseller in the burgeoning self-help book category. This event will attract 500 to 850 in-person participants and over 2,000 participants on-line. Traditionally, over 35% of the in-person participants and 3% to 5 % of the online participants will purchase an additional service. The training, conducted in the spring each year, is offered for $597 (excluding room and board).

Speakers Vault

A comprehensive on-line training program with 54 models split into three programs that provides behind the scenes access in the exact sequence Motivating the Masses uses at its Events for Speakers, Authors and Coaches.

Personal Segment

Breakthrough the Retreat

Breakthrough the Retreat is an intimate up-close and personal four-day breakthrough training with Lisa Nichols and three other personal development master facilitators within MNMT. This program is conducted once a year, and priced at $6,997 (double occupancy including room and board) with a maximum occupancy of 50 participants.

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

28 Days To Results and No Matter What

28 Days To Results is priced at $28 and includes 28 daily videos and daily action steps that will take customers through the 9 environments that make up an individual’s persona, and take meaningful action to produce results in all 9 areas. No Matter What online series is a 6-part, online training program that helps customers create breakthroughs in all areas of their life, and is priced at $194.

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

Individuals that we attract often have average annual incomes exceeding $100,000, are college educated (many have advanced degrees), culturally diverse, well-traveled and entrepreneurially astute. The core demographic we serve are men and women between 35 and 55 who are vested in enhancing the quality of their lives, building additional skillsets and committed to enriching their communities.

The market is divided by distribution channel and product as follows:

Size of Related U.S. Self-Improvement Products & Services Market

($ in millions)	2011	2014	Avg. yearly growth: 2015- 2018F
Motivational Speakers *	199	200	3.0%
Personal coaching (U.S.)	707	760	4.0%
Public seminars	308	335	3.6%
Total Value	$1,214	$1,295	3.7%

Source: Marketdata estimates & forecasts

* top 9 speakers only

We believe that one of our growth drivers for 2017 will be the full-scale launch of our e-learning platform, which we expect to capitalize on the dramatic surge in demand for e-learning. According to Statistics MRC report titled “Global E-Learning Market Outlook (2014-2022)” released in September 2015, the e-earning market was approximately $165.36 billion in 2014 and is expected to grow at a compound annual growth rate of 5.08% to reach $243.8 billion by 2022. The reports cites the following key factors that are favoring the market’s growth: flexibility in learning, low cost, easy accessibility, increased effectiveness by animated learning, rise in number of internet users and an increasing access of broadband pooled with mobile phones with online capabilities. The United States leads in e-learning sales followed by Asia.

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

We generate revenue through the sale of our products and services. We have found that clients that attend our workshops have in essence pre-qualified themselves as people who are interested in learning about business and are willing to invest time and money to do so. At our seminars, we typically sell additional programs, tools and support to participants. At our typical seminar, 35% of the participants will spend at least $3,500 for some sort of after training education or support.

Marketing Strategy

Our marketing strategy is simple and cost-effective: exposure through live business seminars, which are delivered all over North America. We participated in, or conducted, over 25 live events in 2016 and this number is expected to grow to 30 in 2017. We are currently partnering with some of the leading online marketing firms to design and implement a robust and effective online marketing strategy.

Business Development Activities

We focus on marketing directly to over 600,000 professionals included in our proprietary database of over 215,000 (includes past and current clients, as well as any participant who attended an MNMT seminar and completed an evaluation) and 500,000 professionals via our social media platforms. We send a weekly newsletter featuring new products and services, success stories, and information on upcoming events. We believe that this approach results in considerable and consistent exposure with minimal cost.

One of our goals in 2017 is to build and leverage our database and client base to grow revenues. We conduct direct mailing with key affiliate partners, using the following four proven methods:

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

Executive Officers of the Company

As of the date of this Report, the principal executive officers of the Company are: (i) Lisa Nichols as the Chief Executive Officer; and (ii) Scott Ryder as the Treasurer, Chief Financial Officer and Secretary:

Name and Address	Age	Position(s)

Lisa Nichols	50	Chief Executive Officer and Chief Creative Officer

Scott Ryder	47	Treasurer, Chief Financial Officer and Secretary

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

Scott M. Ryder Jr., Treasurer, Chief Financial Officer and Secretary

Scott Ryder is responsible for the Company’s accounting, investor relations, financial decision support, financial planning & analysis, internal audit, tax, human resources and information technology. Prior to joining the Company, Mr. Ryder served as Chief Financial Officer of The ManKind Project USA from 2014 to 2016, a renowned global non-profit charitable organization whose high-profile work empowers men worldwide to missions of service on behalf of their communities. From 2000 to 2012, he served as Head of Operations, Investment Banking Group for D.A. Davidson & Company, a full-service investment firm with $45 billion in client assets under management, and as Chief Operating Officer/Chief Compliance Officer for McGladrey Capital Markets LLC (Costa Mesa). Scott earned his Master of Business Administration with honors from the Paul Merage School of Business, University of California, Irvine, in 2000 and Bachelor of Arts in Economics from the University of Redlands in 1991.

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

Although we experience our most profitable year in our 19 year history in 2016, we have a history of operating losses.

We have a history of operating losses. Further, we may be dependent on sales of our equity securities and debt financing to meet our cash requirements. Although we realized a record profit of $408,994 in 2016, we incurred loss of $1,300,037 for the year ended December 31, 2015. As of December 31, 2016 and 2015, we had an accumulated deficit of $3,740,397 and $4,884,986. Although we do expect positive cash flow from operations in 2017, there is no assurance that actual cash requirements will not exceed our estimates. There is no assurance that the demand for personal development coaching products will allow us to achieve profitability. In particular, additional capital may be required in the event that further working capital is necessary because our operating costs increase beyond our expectations or we encounter greater costs associated with general and administrative expenses or offering costs.

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

For the year ended December 31, 2016, sales of business segment accounted for approximately 79% of our revenue. For the year ended December 31, 2015, business segment accounted for approximately 83% of our revenues. We anticipate that revenue from sales of business segment will continue to account for a substantial majority of our revenue for the next few years. Typical coaching contracts vary by client and can span anywhere from 3-9 months depending on need. We also have an annual program, Global Leadership Program (GLP), which consists of a 3-day event 4 times per year along with group coaching calls in between the live events. Clients that have cancelled out of that program have enrolled into one-on-one coaching for more personalized coaching. If a client wants to cancel their services from one of our programs, there is a no refund policy. The Company can apply the clients credit toward other products or services. Sales of our personal segment accounted for approximately 16% of our total sales. Sales of our business and personal segments and/or products or services may decline or fluctuate as a result of a number of factors, including decreased demand, adverse regulatory actions, pricing pressures, competitive factors or any other reason. These and other factors that may affect our sales are not predictive of the future, and, as a result, we cannot accurately predict consumer and/or business demand. If sales to new consumers and businesses decline or our current consumers and professional businesses do not continue to attend our seminars, our revenue may decline, which would negatively impact our business, financial condition, results of operations and cash flow.

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

We are dependent on the services of Lisa Nichols, our founder, Chief Executive Officer, and Susie Carder, an independent contractor and a member of our Board, and Scott Ryder, our Chief Financial Officer, and our other executive officers and members of our senior management team. Other than non-compete provisions of limited duration included in employment agreements that we may or will have with certain executives, we do not generally seek non-compete agreements with key personnel, and they may leave and subsequently compete against us. The loss of service of any of our senior management team, particularly those who are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business.

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

There is doubt about our ability to continue as a going concern due to recurring losses and working capital shortages, which means that we may not be able to continue operations unless we maintain profitability.

Our independent certified public accountant stated in their audit report for years ended December 31, 2016 and 2015 that we have suffered recurring losses from operations up through 2015 that raise doubt about our ability to continue as a going concern.

Up until 2015, we experienced recurring operating losses and we have a working capital deficiency as of December 31, 2016. There is a possibility that our revenues will not be sufficient to meet our operating costs. There is doubt that we can continue as a going concern.

There can be no assurance that we will continue to generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility

Risks Related to Our Securities

Our stock may be subject to rules relating to "penny stock".

The Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires additional disclosure relating to the market for "penny stocks." A penny stock is generally defined to be any equity security not listed on NASDAQ or a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions.

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

The Company does not currently meet the requirements of these exceptions; therefore, the Company’s stock would be deemed penny stocks for purposes of the Exchange Act if and at any time while the Company's common stock trades below $5.00 per share. In such case, trading in the Company's shares would be regulated pursuant to Rules 15-g-1 through 15-g-6 and 15-g-9 of the Exchange Act. Under these rules, brokers or dealers recommending our shares to prospective buyers would be required, unless an exemption is available, to:

•	deliver a lengthy disclosure statement in a form designated by the SEC relating to the penny stock market to any potential buyers, and obtain a written acknowledgement from each buyer that such disclosure statement has been received by the buyer prior to any transaction involving our shares;

•	provide detailed written disclosure to buyers of current price quotations for our shares, and of any sales commissions or other compensation payable to any broker or dealer, or any other related person, involved in the transaction; and

•	send monthly statements to buyers disclosing updated price information for any penny stocks held in their accounts, and these monthly statements must include specified information on the limited market for penny stocks.

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

We have no cash dividend policy.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company became a reporting company on September 18, 2013 upon the effectiveness of its Registration Statement on Form S-1 registration statement filed with the SEC. As of the date of this filing, the Company’s stock is listed for quotation on OTC Pink under the ticker symbol of “MNMT” since February 26, 2015.

The following table sets forth the range of high and low bid prices for the Company’s common stock for each of the two recent fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On April 14, 2017, the closing price of the Company’s common stock as reported on the OTC Pink marketplace was $0.35 per share.

Quarter Ended	High	Low
March 31, 2015	***	***
June 30, 2015	***	***
September 30, 2015	$1.20	$0.70
December 31, 2015	$0.70	$0.60
March 31, 2016	$0.60	$0.60
June 30, 2016	$0.65	$0.44
September 30, 2016	$0.20	$0.20
December 31, 2016	$0.20	$0.20

***There were no trading activities of the Company’s common stock until July 14, 2015.

HOLDERS

The approximate number of stockholders of record as of April 14, 2017 is 119.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Purpose

The purposes of the 2016 Plan are (i) to attract and retain the best available personnel for positions of substantial responsibility; (ii) to provide incentives to individuals who perform services for the Company, and (iii) to promote the success of the Company’s business.

Forms of Awards

The 2016 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock or cash awards as the administrator of the plan may determine.

Share Reserve Limit, Counting and Adjustment

The 2016 Plan provides for the issuance of up to 1,500,000 shares of common stock as incentive awards granted to executive officers, key employees, consultants and directors. If an incentive award granted under the 2016 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2016 Plan.

Shares issued under the 2016 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity do not reduce the maximum number of shares available under the 2016 Plan. In addition, the number of shares of common stock subject to the 2016 Plan, any number of shares subject to any numerical limit in the 2016 Plan, and the number of shares and terms of any incentive award may be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Administration

The Board will administer the 2016 Plan. Subject to the terms of the 2016 Plan, the Board would have complete authority and discretion to determine the terms of awards under the 2016 Plan.

Descriptions of Types of Awards

The 2016 Plan authorizes the grant to 2016 Plan participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code, as amended, and stock appreciation rights, as described below:

•	Options granted under the 2016 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from the Company at a specified exercise price per share. The exercise price for shares of common stock covered by an option cannot be less than the fair market value of the common stock on the date of grant unless agreed to otherwise at the time of the grant.

•	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the Board, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•	The Board may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•	Stock appreciation rights (“SARs”) entitle the participant to receive a distribution in an amount not to exceed the number of shares of common stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of common stock on the date of exercise of the SAR and the market price of a share of common stock on the date of grant of the SAR.

Duration, Amendment, and Termination

The Board has the power to amend, suspend or terminate the 2016 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2016 Plan would terminate ten years after it is adopted.

RECENT SALES OF UNREGISTERED SECURITIES

Common shares issued

In the year ended December 31, 2016, the Company issued 27,619 shares of common stock as stock dividend.

As of the date of this filing, the Company has 14,750,734 share of common stock and 0 shares of preferred stock outstanding, respectively.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

During the period from January 1, 2016 to September 30, 2016, the Company repurchased and retired 258,697 shares for $129,349, or $0.50 per share. The Company reacquired 1,500,000 shares in June 2016 that were previously issued as shares for services rendered.

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

The Company was formed in September 1998. The Company has an accumulated deficit of $4,679,895 from inception to December 31, 2016. To date management has been able to finance the initial phase of implementation of the Company’s business plan via private placements of its common stock. Management plans to initiate and grow the Company’s business of providing top-quality professional development and coaching products and services.

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

The Company has employed new coaches that will broaden the capacity and depth for coaching clients.  With a broader, deeper product mix, the Company hopes to remain profitable in 2017.

Revenues

Revenues for the year ended December 31, 2016 were $5,143,718 compared to 3,219,858 for the year ended December 31, 2015, which was an increase of $1,923,859. The increase in revenues was due to new revenues from Business Academy ($467,000), Speakers’ Vault ($207,000) and Abundant Life Course ($140,000) coupled with substantial growth in our keynote/speaking fees ($483,000), Retreats ($239,000), Royalties ($110,000), Personal Development Coaching ($78,000) and ticket sales at our Speak & Write ($226,000) events.

The Company generates a significant amount of its revenue from holding event seminars and/or multi-day conferences, which are usually held during the last three to six months of each calendar year. Due to the seasonal timing when these event seminars and/or multi day conferences are held, the Company will recognize a significant amount of its revenue in the later part of each year. As a result of these seminars and/or multi day conferences, the Company is able to generate multi-month (anywhere from two to twelve months in term) consulting contracts.

Cost of Revenues

Cost of revenues for the year ended December 31, 2016 were $2,285,657 compared to $1,905,326 for the year ended December 31, 2015, which was an increase of $380,331. The gross margin for the year ended December 31, 2016 was 55% of sales compared to 41% for the year ended December 31, 2015. The increase in gross margin was due to two factors: a significant increase in sales of the Company’s online training products that have high contribution margins, and improved efficiencies in producing its live events that reduced the events’ cost of production.

Operating Activities

For the Years ended December 31, 2016 and 2015

Total operating expenses were $2,638,565 for the year ended December 31, 2016 compared to $2,614,569 for the year ended December 31, 2015, which represents an increase of $23,996. The reason for the relatively slight increase compared to over a million in additional revenue was the successful launch of the Company’s online training programs, which were largely developed in prior years. These programs operate with minimal overhead. The Company also realized improved operational efficiencies relating to personnel, office space and the Company’s use of contractors.

Consulting expense was $648,030 for the year ended December 31, 2016 as compared to $433,112 for the year ended December 31, 2015, resulting in an increase of $215,068. The increase was from increased video production costs relating to the Company’s on-line training programs, and retaining a marketing professional to develop the Company’s evergreen launch funnels.

General and administrative expenses for the year ended December 31, 2016 were $781,480 as compared to $936,858 for the year ended December 31, 2015, resulting in a decrease of $155,378. The decrease was due to lower travel expenses; lower banking fees and the elimination of the Company’s financial consulting agreement with its investment banker.

Professional fees were $235,645 for the year ended December 31, 2016 as compared to $78,691 for the year ended December 31, 2015, resulting in an increase of $156,954. The increase was largely due to one-time accounting expenses and attorney fees in the first quarter of 2016 associated with the re-audit of our 2014 financial statements.

Wages and other compensation was $973,410 for the year ended December 31, 2016 as compared to $1,165,908 for the year ended December 31, 2015, resulting in a decrease of $192,498. The decrease was largely due to improved efficiencies in the Company’s sales operations and Susie Carder resigning as President and Chief Operating Officer in the third quarter of 2016.

Total operating income for the year ended December 31, 2016 was $219,496 as compared to a loss of $1,300,037 for the year ended December 31, 2015, resulting in an increase of $1,519,533. The primary reason for the increase was the successful launch of the Company’s online training programs, which were largely developed in prior years. These programs operate with minimal overhead. The Company also realized improved operational efficiencies relating to personnel, office space and the Company’s use of contractors.

Liquidity and Capital Resources

The Company plans on building new programs and expanding on current programs through the raising of capital through the sale of common stock.

For the years ended December 31, 2016 and 2015

The Company’s cash balance was $62,733 as of December 31, 2016 as compared to $80,991 as of December 31, 2015.

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between December 31, 2016 and December 31, 2015:

	December 31,	December 31,	$	Percent
	2016	2015	Change	Change
Working Capital	$(1,899,066)	$(1,960,095)	$61,029	3%
Cash	62,733	81,187	(18,454)	(23%)
Total current assets	236,608	95,930	140,678	147%
Total assets	297,220	237,495	59,724	25%
Accounts payable and accrued liabilities	911,582	592,708	318,874	54%
Deferred revenues	1,224,092	1,572,644	(348,552)	(22%)
Total current liabilities	2,135,674	2,165,351	(29,677)	(1%)
Total liabilities	$2,135,674	$2,165,351	$(29,677)	(1%)

Our working capital improved by $61,029 from negative $1,960,095 as of December 31, 2015 to negative $1,899,066 as of December 31, 2016, mainly from decreases in deferred revenue and increases in accounts receivable.

During the year ended December 31, 2016, net cash provided by operating activities was $112,063 compared to $76,984 for the year ended December 31, 2015.

Net cash used in investing activities for the year ended December 31, 2016 was $1,264, which consisted of purchases of equipment. Net cash used in investing activities for the year ended December 31, 2015 was $12,367, which also consisted primarily of equipment purchases.

Net cash provided from financing activities for the year-ended December 31, 2016 were negative $129,058, which consisted largely of $129,499 in stock repurchases. Net cash provided from financing activities for the year ended December 31, 2015 were negative $7,436, which consisted largely of $13,000 in stock repurchases.

The Company’s management is reviewing new ways to cut costs and increase revenues so they can increase operational efficiency in the future. The Company plans to increase the utilization of their website with users and have increased material that will be sold online in the form of instructional videos and webinars that will incrementally increase revenues without increasing costs.  The costs are being incurred now through the creation of the technology but the revenues will be realized in the years to come with very minimal costs in the form of website hosting and video hosting.  Online Campaigns and major advertising mediums are ways to increase exposure and increase traffic to increase sales. Major public relations and television appearances for all coaches and trainers increase brand awareness and demand for all team members. The Company is also looking at raising funds through private placements.

During the year ended December 31, 2016, the Company had a net income of $219,496, positive cash flow from operations of $112,063, and negative working capital of approximately $1898,066. The negative working capital balance was mainly due to having a deferred revenue balance of $1.2 million. The Company launched an evergreen marketing funnel in late 2015 and two more in the second quarter of 2017.  Collectively, they are expected to contribute 10% to 15% of the Company’s overall revenue in 2017.  The added revenue will offset any potential shortfall from our Keynote revenue as Lisa Nichols redirects her efforts to the media side of the business. Given the Company maintained positive cash flow from operations, a high deferred revenue balance coupled with a low accounts receivable balance, and the launch of several evergreen marketing funnels that will generate additional sales of $25k to $75k per month, the Company believes that it will have sufficient capital to operate over the 12 months immediately following the issuance of its financial reports.

MATERIAL COMMITMENTS

Employment Agreement

On May 1, 2016, the Company executed employment agreements with Lisa Nichols, Chief Executive Officer and Susie Carder, then Chief Operating Officer, both of who also serve on the Company’s Board of Directors. On October 6, 2016 the employment agreement with Scott Ryder, Chief Financial Officer, automatically renewed for another year. Pursuant to their employment agreements, Ms. Nichols shall receive an annual salary of $225,000, Ms. Carder an annual salary of $200,000, and Mr. Ryder an annual salary of $150,000.

On October 17, 2016, Susie Carder tendered her resignation as President and Chief Operating Officer of the Company. On the same day, the Company and Ms. Carder entered into an independent contractor agreement regarding Ms. Carder’s role as a consultant to the Company. As of the date of this filing, Ms. Carder is a director and consultant of the Company.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 - Compensation - Stock Compensation, which simplifies the accounting for the tax effects related to stock based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified, amongst other items. ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-09 will have on its statement of financial position or financial statement disclosures.

In November 2015, the FASB issued ASU 2015-17 - Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2015-17 will have on its statement of financial position or financial statement disclosures.

In August 2015, the FASB issued ASU No. 2015-14 - Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact that ASU 2014-09 will have on its statement of financial position or financial statement disclosures.

In April 2015, the FASB issued ASU 2015-03-Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new standard provides guidance as to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for these audited financial statements.

In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under US GAAP.  The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company is currently evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be materially affected by the new requirements.  The effects may include identifying performance obligations in existing arrangements, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The new standard is effective beginning with the first quarter of our 2018 fiscal year.  Early adoption is not permitted.  The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements.  On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the transition method that will be elected.

Our management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

OFF BALANCE SHEET ARRANGEMENTS

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

33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Motivating the Masses Inc

Carlsbad, CA

We have audited the accompanying balance sheets of Motivating the Masses, Inc. (the "Company") as of December 31, 2016 and 2015, and the related statements of operations, shareholders' deficit and cash flows for each of the years in the two year period ended December 31, 2016. Motivating the Masses, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA

April 14, 2017

MOTIVATING THE MASSES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
Current Assets:
Cash	$62,733	$80,991
Accounts receivable, net	142,470	-
Other current assets	31,405	14,939
Total Current Assets	236,608	95,930

Property and equipment, net	14,192	25,811

Other Assets:
Deposits	46,419	115,755
Total Other Assets	46,419	115,755

Total Assets	$297,220	$237,495

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$909,089	$591,055
Deferred revenue	1,224,092	1,572,644
Line of credit	2,493	1,652
Total Current Liabilities	2,135,674	2,165,351

Total Liabilities	2,135,674	2,165,351

Stockholders' Deficit:
Preferred Stock, $0.001 Par value, 1,000,000 shares authorized,
No shares issued and outstanding	-	-
Common Stock, $0.001 Par value, 75,000,000 shares authorized 16,250,734 and 16,481,812 shares issued and outstanding, respectively	16,251	16,482
Stock subscription receivable	(27,100)	(27,100)
Additional paid in capital	2,853,789	2,967,747
Treasury Stock	(1,500)	-
Accumulated deficit	(4,679,895)	(4,884,986)
Total Stockholders' Deficit	(1,838,454)	(1,927,856)

Total Liabilities and Stockholders' Deficit	$297,220	$237,495

The accompanying notes are an integral part of these financial statements.

MOTIVATING THE MASSES, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2016	2015

Revenues	$5,143,718	$3,219,858
Costs of services	2,285,657	1,905,326

Gross Margin	2,858,061	1,314,532

Operating Expenses:
Consulting	648,030	433,112
General and administrative	781,480	936,858
Professional fees	235,645	78,691
Wages and other compensation	973,410	1,165,908
Total Operating Expenses	2,638,565	2,614,569

Income (Loss) from Operations	219,496	(1,300,037)

Net Income (Loss) Before Income Taxes	219,496	(1,300,037)

Provision for Income Taxes	-	-

Net Income (Loss)	$219,496	$(1,300,037)

Net Income (Loss) per Share - Basic and Diluted	$0.01	$(0.08)

Weighted average number of shares outstanding - Basic and Diluted	15,500,826	16,207,913

The accompanying notes are an integral part of these financial statements.

MOTIVATING THE MASSES, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

For the years ended December 31, 2016 and 2015

				Stock	Additional	Retained
	Common	Common	Treasury	Subscription	Paid in	Earnings
	Shares	Stock	Stock	Receivable	Capital	(Deficit)	Total

Balance, December 31, 2014	15,624,300	15,624		(11,000)	2,539,849	(3,190,293)	(645,820)

Stock issued as dividend	783,312	783		-	390,873	(391,656)	-
Stock issued for services	40,000	40		-	19,960		20,000
Stock issued for cash	54,200	54		(16,100)	27,046		11,000
Stock repurchased	(20,000)	(20)		-	(9,980)	(3,000)	(13,000)
Net loss for the year ended December 31, 2015	-	-		-	-	(1,300,037)	(1,300,037)
Balance, December 31, 2015	16,481,812	$16,482		$(27,100)	$2,967,748	$(4,884,986)	$(1,927,856)

Stock issued as dividend	27,619	28		-	13,782	(13,810)	-
Stock repurchased	(1,758,697)	(259)	(1,500)	-	(127,740)	(595)	(130,094)
Net Income for the year ended December 31, 2016	-	-		-	-	219,496	219,496
Balance, December 31, 2016	14,750,734	$16,251	(1,500)	$(27,100)	$2,853,790	$(4,679,895)	$(1,838,454)

The accompanying notes are an integral part of these financial statements.

MOTIVATING THE MASSES, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$219,496	$(1,300,037)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common stock issued for services	-	20,000
Depreciation and amortization	12,882	15,591
Provision for Bad Debt	-	9,153
Changes in Operating Assets and Liabilities
Accounts receivable	(142,470)	-
Other current assets	(16,662)	110,648
Deferred revenue	(348,551)	799,830
Deposits	69,336	(22,537)
Accounts payable & accrued expenses	318,033	444,336
Net Cash Provided by Operating Activities	112,063	76,984

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,264)	(12,367)
Net Cash Used In Investing Activities	(1,264)	(12,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	3,619	100,263
Repayments on line of credit	(2,778)	(105,699)
Stock Repurchase	(115,690)	(13,000)
Proceeds from issuance of common stock, net of stock subscription receivable and net of stock offering costs	(14,209)	11,000
Net Cash Used In Financing Activities	(129,058)	(7,436)

Net (Decrease) Increase in Cash	(18,259)	57,181

Cash at Beginning of Period	80,991	23,810

Cash at End of Period	$62,733	$80,991

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$-	$-
Franchise and Income Taxes	$-	$-
Non Cash investing and financing activities:
Stock issued for dividend	$13,810	$783,312

The accompanying notes are an integral part of these financial statements.

MOTIVATING THE MASSES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Motivating the Masses, Inc. (the “Company”) was incorporated under the laws of the state of Nevada on September 2, 1998. The Company was founded by Lisa S. Nichols for the purpose of providing high quality resources for business coaching, and professional and management development techniques both on a global scale.

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

Our services are grouped into two disciplines: Business Segment and Personal Segment. The Business Segment represented 79% of the Company’s overall revenue and the Personal Segment represented 16% of overall revenue.

Our services are grouped in the following two disciplines: Business Segment and Personal Segment.

	Business Segment	Personal Segment
Services	Global Leadership Program	Retreats
	Executive Coaching	Abundance Now
	Business Academy / 14K	Transformational Coaching
	Keynotes / Speaking Fees Speak and Write to Make Millions Speakers’ Vault	28 Days / No Matter What online training Motivating the Teen Spirit

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

The Company had approximately $-0- in excess of FDIC insurance limits as of December 31, 2016 and December 31, 2015, respectively.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of six months or less when purchased to be cash equivalents. At December 31, 2016 and December 31, 2015, the Company had no cash equivalents.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, deposits, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments.

The Company had no assets and/or liabilities measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015, respectively, using the market and income approaches.

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

Identifiable Intangible Assets

The Company had not identifiable intangible assets as of December 31, 2016 and December 31, 2015.

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

The Company determined that there were no impairments of long-lived assets as of December 31, 2016 and December 31, 2015.

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

A portion of the Company’s revenues are from coaching and/or training services provided under contracts that are greater than one month in length. These contracts are billed in total at the onset of the contact period, and to the extent that billings exceed revenue earned, the Company will record such amount as deferred revenue until the revenue is earned. We recognize revenue on these contracts in the period the coaching and/or training services are provided under the contract. Expenses associated with providing the coaching and/or training services are recognized in the period the services are provided which coincides with when the revenue is earned. Clients either pay in full or make payments that coincide with the progress of their programs. The Company generally will not begin services until full payment, or a down payment, is received. The Company offers a 3-day cancellation policy on its program and services. However, the Company provides a 30 day money back guarantee on its 28 Days To Results and No Matter What online modules, which is a standard industry practice.

Deferred Revenue

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

As of December 31, 2016 and December 31, 2015, the Company has a deferred revenues balance of $1,224,092 and $1,572,644, respectively.

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

There were no potentially dilutive shares outstanding as of December 31, 2016 and December 31, 2015, respectively.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016- 09 - Compensation - Stock Compensation, which simplifies the accounting for the tax effects related to stock based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified, amongst other items. ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-09 will have on its statement of financial position or financial statement disclosures.

In November 2015, the FASB issued ASU 2015-17 - Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2015-17 will have on its statement of financial position or financial statement disclosures.

In August 2015, the FASB issued ASU No. 2015-14 - Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact that ASU 2014-09 will have on its statement of financial position or financial statement disclosures.

In April 2015, the FASB issued ASU 2015-03-Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205- 40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The new standard provides guidance as to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for these audited financial statements.

In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under US GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company is currently evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be materially affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard is effective beginning with the first quarter of our 2018 fiscal year. Early adoption is not permitted. The standard allows for either "full retrospective" adoption, meaning the standard is applied to all of the periods presented, or "modified retrospective" adoption, meaning the standard is applied only to the most current period presented in the financial statements. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the transition method that will be elected.

Company management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to maintain profitable operations.

During the year ended December 31, 2016, the Company had a net income of $219,496, positive cash flow from operations of $112,063, negative working capital of $1.9 million, and a Stockholder Deficit of $1,838,454. The negative working capital balance was mainly due to having a deferred revenue balance of $1.2 million. The Company launched an evergreen marketing funnel in late 2015 and two more in the second quarter of 2017.  Collectively, they are expected to contribute 10% to 15% of the Company’s overall revenue in 2017.  The added revenue will offset any potential shortfall from our Keynote revenue as Lisa Nichols redirects her efforts to the media side of the business. Given the Company maintained positive cash flow from operations, a high deferred revenue balance coupled with a low accounts receivable balance, and the launch of several evergreen marketing funnels that will generate additional sales of $25,000 to $75,000 per month, the Company believes that it will have sufficient capital to operate over the 12 months immediately following the issuance of its financial reports.

There can be no assurance, however, that the company will be successful in generating sufficient cash flows from operations to meet its future obligations.

NOTE 4 – ACCOUNTS RECEIVABLE

The Company reported an accounts receivable balance of $142,470 as of December 31, 2016 and did not have any accounts receivable as of December 31, 2015.  The Company reported a zero balance for the Allowance for Doubtful Accounts.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, less accumulated depreciation, as of December 31, 2016 and December 31, 2015, consisted of the following:

	December 31, 2016	December 31, 2015
Equipment	$61,336	$60,073
Furniture & Fixtures	25,910	25,910
Less: Accumulated Depreciation	(73,054)	(60,172)
Net Property and Equipment	$14,192	$25,811

Depreciation expense for the years ended December 31, 2016 and 2015 was $12,882 and $15,591, respectively.

NOTE 6 – COMMITMENTS & CONTINGENCIES

Employment Agreement

On May 1, 2016, the Company executed employment agreements with Lisa Nichols, Chief Executive Officer and Susie Carder, then Chief Operating Officer, both of who also serve on the Company’s Board of Directors. On October 6, 2016 the employment agreement with Scott Ryder, Chief Financial Officer, automatically renewed for another year. Pursuant to their employment agreements, Ms. Nichols shall receive an annual salary of $225,000, Ms. Carder an annual salary of $200,000, and Mr. Ryder an annual salary of $150,000.

On October 17, 2016, Susie Carder tendered her resignation as President and Chief Operating Officer of the Company. On the same day, the Company and Ms. Carder entered into an independent contractor agreement regarding Ms. Carder’s role as a consultant to the Company.

The employment agreements for the officers stipulate a potential bonus at the discretion of the Board of Directors. In the year ended December 31, 2016, the Company did not pay any bonuses to its officers.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Consulting Agreement

On October 17, 2016, Susie Carder tendered her resignation as President and Chief Operating Officer of the Company. On the same day, the Company and Ms. Carder entered into an independent contractor agreement regarding Ms. Carder’s role as a consultant to the Company to focus primarily on developing the Company’s coaching services. Ms. Carder has worked with Lisa Nichols and MNMT for over 15 years, and has an extensive understanding of our business and our clientele. Under the terms of her Independent Contractor Agreement, Ms. Carder will receive a monthly retainer of $18,750 in addition to the following:

•	Coaching: Coaching given to clients will be paid at a rate of 30% of contracted amount. For Business Academy clients, the percentage paid will be 15% of contracted amount.
•	Internal Event Sales: As a speaker at the event, Susie Carder is eligible to receive 1% of sales made. In the event that there are multiple speakers, a percentage of 1.5% of sales will be divided evenly and paid to the speakers. As Account Manager/Project Manager for the event, Susie Carder is eligible to receive 2% of sales made. In the event there are multiple account/project managers, the 2% compensation will be split accordingly.

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

Common shares issued

In the year ended December 31, 2016, the Company issued 27,619 shares of common stock as stock dividend.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

The Company repurchased and retired 258,697 shares for $129,349, or $0.50 per share. The Company also reacquired 1,500,000 shares that were previously issued as shares for services rendered.

NOTE 9 – WARRANTS

Alma Diversified Holdings LLC owns 1,365,000 warrants to purchase shares of the Company's common stock the aggregate amount and at the exercise price of $0.001. SDR Diversified Holdings LLC owns 585,000 warrants to purchase shares of the Company's common stock in the aggregate amount and at the exercise price of $0.001.

NOTE 10 – INCOME TAX

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

	2016	2015

Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	1,365,485	1,559,185
Accruals	181,403
Valuation allowance	(1,546,888)	(1,559,185)
Net deferred tax asset	—	—
Net deferred tax liability	$—	$—

The provision for income taxes has been computed as follows:

	2016	2015
Tax expense at statutory rate - federal	34%	34%
State tax expense, net of federal funds	5.83%	5.83%
Valuation Allowance	(39.83)%	(39.83)%

Tax expense at actual rate	$—	$—

At December 31, 2016, the Company had net operating loss carryforwards of approximately $5,260,575 that may be offset against future taxable income from the year 2016 to 2036. The net change in the valuation allowance for the years ended December 31, 2016 and 2015 was a decrease of $12,297 and an increase of $451,700. No tax benefit has been reported in the December 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 11 – RESCISION OFFER

During the period beginning June 2011 and ending January 2015, in an offering pursuant to Rule 506 of Regulation D, we inadvertently allowed certain of our securities to be sold to more than 35 investors who may not qualify as “Accredited Investors” as such term is defined in the Securities Act of 1933; accordingly, those securities we issued in such offering may not have been exempt from the registration or qualification requirements under the Securities Act of 1933 and the securities laws of certain states. Accordingly, the purchasers of such securities may be entitled to demand a rescission of their previous security purchases of common stock.

As of the date of this filing and in connection with this matter, no shareholder has requested a rescission and the Company has not made a rescission offer.

NOTE 12 – SUBSEQUENT EVENTS

Management was evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that, other than listed below, no material subsequent events exist through the date of this filing.

•	On January 15, 2017, the Board of Directors awarded individual cash bonuses of $50,000 to Lisa Nichols, Susie Carder and Scott Ryder.

•	In February of 2017, the Company issued 209,474 shares of common stock as stock dividend to current shareholders as loyalty shares based on their investment on March 31, 2015 at fair value.

ITEM 9. Changes in and Disagreements With Accounts on Accounting and Financial Disclosures

None.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2016 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the year ended December 31, 2016.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting, including:

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework 2013.

35

Based on our assessment, our Chief Executive Officer and Chief Financial Officer believed that, as of December 31, 2016, our internal control over financial reporting was not effective based on those criteria, due to the following:

•	Deficiencies in the Company’s revenue recognition process. Lack of effective communication between executive coaches and the accounting department wherein revenue was recognized on coaching services and VIP days that had been delayed.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated herein by reference to the information regarding directors, executive officers and corporate governance included in our Information Statement for our Annual Meeting of 2015 to be filed with the SEC within 120 days of the end of the Company’s fiscal year ended December 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our Chief Executive Officer during fiscal 2016 and 2015 and our two other most highly compensated officers who had total compensation exceeding $100,000 for fiscal 2016 (each a "named executive officer")

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lisa Nichols, CEO and Director	2016	225,000	152,002	-	-	-	-	152,002	377,002
	2015	225,000	231,077	-	-	-	-	231,077	456,077

Susie Carder, President, COO and a Director	2016	116,667	32,705	-	-	-	-	32,705	149,372
	2015	200,000	152,555	-	-	-	-	152,555	352,555

Scott Ryder, Treasurer, Secretary and CFO (3)	2016	150,000	40,874	-	-	-	-	-	190,874
	2015	34,375	-	-	-	-	-	-	34,375

(1)	Susie Carder resigned as Chief Operating Officer in October 2016

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the information regarding security ownership of certain beneficial owners and management and related stockholder matters included in our Information Statement for our Annual Meeting of 2015 to be filed with the SEC within 120 days of the end of the Company’s fiscal year ended December 31, 2016.

36

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated herein by reference to the information regarding certain relationships and related transactions and director independence included in our Information Statement for our Annual Meeting of 2015 to be filed with the SEC within 120 days of the end of the Company’s fiscal year ended December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K and the review of financial statements included in the Company's Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our principal accountant, Anton and Chia, LLP, for audit and review services for the fiscal years ended December 31, 2016 and December 31, 2015 were $111,851 and $58,000, respectively.

Accountant fees consist of fees for professional services rendered for the preparation and filing of the Company’s annual tax returns. The aggregate fees billed for professional services rendered by our principal tax accountant, Sahmel & Associates, LLP, for tax preparation and filing services for the fiscal years ended December 31, 2016 and December 31, 2015 were $3,000 and $-0-, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Incorporated by reference
		Filed		Period		Filing
Exhibit	Exhibit Description	herewith	Form	ending	Exhibit	date
3.1	Articles of Incorporation		S-1		3.1	3/27/2013
3.2	Corporate By-Laws		S-1		3.2	3/27/2013
3.3	Amendment to Articles of Incorporation, dated February 28, 2013		S-1/A		3.3	6/6/2013
10.1	Employment Agreement between Motivating the Masses and Lisa Nichols, dated May 1, 2016		10-Q		10.1	5/23/2016
10.2	Employment Agreement between Motivating the Masses and Scott Ryder, dated October 12, 2015		10-K		10.5	4/19/2016
10.3	Independent Contractor Agreement between Motivating the Masses and Susie Carder, dated October 17, 2016		8-K		10.1	10/18/2016
10.4	Sublease agreement, dated July 1, 2012		10-K		10.6	3/28/2014
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of principal financial and accounting officer	X
32.1	Section 1350 certification of Chief Executive Officer	X
32.2	Section 1350 certification of principal financial and accounting officer	X

37

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTIVATING THE MASSES, INC.

April 14, 2017	By:	/s/ Lisa Nichols
Lisa Nichols, Chief Executive Officer (Principal Executive Officer)

April 14, 2017	By:	/s/ Scott Ryder
Scott Ryder, Chief Financial Officer (Principal Financial Officer)

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors Motivating The Masses, Inc., a Nevada corporation (the “Registrant”), do hereby constitute and appoint Lisa Nichols and Scott Ryder, and each of them, as his or her true and lawful attorney-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Lisa Nichols	Chief Executive Officer and Director	April 14, 2017
Lisa Nichols	(Principal Executive Officer)

/s/ Scott Ryder	Chief Financial Officer	April 14, 2017
Scott Ryder	(Principal Financial and Accounting Officer)

/s/ Susie Carder	Director	April 14, 2017
Susie Carder

38